Form 10-Q
period 1996-03-31
SARNIA CORP
filed 1996-05-14
CIK 923021

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
[ X ]
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 1996  Commission File Number 0-24108
                              ---------------                        --------

                             SARNIA CORPORATION
- - ------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             VIRGINIA                              54-1215366
- - -------------------------------------     ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

         6850 Versar Center
         Springfield, Virginia                          22151
- - ----------------------------------------  ------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code          (703) 642-6800
                                                  ----------------------------

                                     Not Applicable
- - ------------------------------------------------------------------------------
                       (Former name, former address and former
                      fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X   No
                                 -----   -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Class of Common Stock    Outstanding at April 30, 1996
    ---------------------    -----------------------------
        no par value               4,572,545 shares









                            SARNIA CORPORATION

                            INDEX TO FORM 10-Q

                                                                        PAGE
                                                                        ----

   PART I - FINANCIAL INFORMATION

      ITEM 1 - Financial Statements

               Balance Sheets as of
               March 31, 1996 and June 30, 1995.                          3

               Statements of Operations for the Three and
               Nine-Month Periods Ended March 31,
               1996 and 1995.                                             4

               Statements of Cash Flows
               for the Nine-Month Periods Ended March 31,
               1996 and 1995.                                             5

               Notes to Financial Statements                            6-7

      ITEM 2 - Management's Discussion and Analysis
               of Financial Condition and Results of Operations         7-9


   PART II - OTHER INFORMATION

      ITEM 1 - Legal Proceedings                                         10

      ITEM 6 - Exhibits and Reports on Form 8-K                          10

SIGNATURES                                                               11

                           SARNIA CORPORATION
                             BALANCE SHEETS
                             (In thousands)


                                               March 31,         June 30,
                                                 1996              1995
                                              -----------      -----------
                                              (Unaudited)
ASSETS
  Real estate, at cost. . . . . . . . .         $17,448          $17,419
  Other fixed assets, at cost . . . . .             136              122
  Accumulated depreciation/
   amortization . . . . . . . . . . . .          (5,081)          (4,670)
                                                --------         --------
                                                 12,503           12,871

  Cash and cash equivalents . . . . . .               3                3
  Rents and other receivables . . . . .             123              138
  Prepaid expenses and other
   assets . . . . . . . . . . . . . . .             229              293
                                                --------         --------
        Total assets. . . . . . . . . .         $12,858          $13,305
                                                ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Mortgages . . . . . . . . . . . . . .         $10,890          $12,062
  Accounts payable. . . . . . . . . . .             158              113
  Due to Versar . . . . . . . . . . . .             158              265
  Accrued salaries. . . . . . . . . . .              17               26
  Deferred income taxes . . . . . . . .           1,756            1,756
  Tenant security deposits. . . . . . .             343               96
  Other liabilities . . . . . . . . . .             259              265
                                                --------         --------
        Total liabilities . . . . . . .          13,581           14,583
                                                --------         --------

  Commitments and contingencies

Stockholders' Deficit
  Preferred stock, $25 par value;
   Series A cumulative convertible;
   1,000,000 shares authorized;
   30,000 shares issued and outstanding
   at March 31, 1996. . . . . . . . . .             750              ---
  Common stock, no par value;
   20,000,000 shares authorized;
   4,572,545 shares issued and
   outstanding at March 31, 1996
   and June 30, 1995. . . . . . . . . .             ---              ---
  Accumulated deficit . . . . . . . . .          (1,473)          (1,278)
                                                --------         --------
        Total stockholders'
         deficit. . . . . . . . . . . .            (723)          (1,278)
                                                --------         --------
        Total liabilities and
         stockholders' deficit. . . . .         $12,858          $13,305
                                                ========         ========


  The accompanying notes are an integral part of these financial statements.

                                SARNIA CORPORATION
                             STATEMENTS OF OPERATIONS
                (Unaudited - in thousands, except per share amounts)

                        For the Three-Month          For the Nine-Month
                       Periods Ended March 31,     Periods Ended March 31,
                       -----------------------     -----------------------
                                   1996       1995       1996       1995
                                 --------   --------   --------   --------

Real estate rental revenue:
  Versar. . . . . . . . . . .    $   275    $   354    $   836    $ 1,061
  Others. . . . . . . . . . .        410        344      1,217        888
                                 --------   --------   --------   --------
Total real estate
 rental revenue . . . . . . .        685        698      2,053      1,949

Real estate expenses. . . . .        316        317        952        884
                                 --------   --------   --------   --------
                                     369        381      1,101      1,065

Depreciation/amortization . .        155        141        465        417
General and administrative. .         24         17         72         52
                                 --------   --------   --------   --------
Income from real estate . . .        190        223        564        596

Interest expense. . . . . . .        243        274        760        808
                                 --------   --------   --------   --------

Loss before income taxes. . .        (53)       (51)      (196)      (212)

Income taxes. . . . . . . . .        ---        ---        ---        ---
                                 --------   --------   --------   --------

Net loss. . . . . . . . . . .    $   (53)   $   (51)   $  (196)   $  (212)
                                 ========   ========   ========   ========

Net loss per share. . . . . .    $  (.01)   $  (.01)   $  (.04)   $  (.05)
                                 ========   ========   ========   ========

Weighted average number
 of shares outstanding. . . .      4,573      4,573      4,573      4,573
                                 ========   ========   ========   ========


  The accompanying notes are an integral part of these financial statements.

                              SARNIA CORPORATION
                           STATEMENTS OF CASH FLOWS
                          (Unaudited - in thousands)


                                              For the Nine-Month Periods
                                                    Ended March 31,
                                              --------------------------
                                                  1996           1995
                                                -------        -------
Cash flows from operating activities
  Net loss . . . . . . . . . . . . . . . .      $  (196)       $  (212)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
    Depreciation/amortization. . . . . . .          465            417
    Decrease (increase) in accounts
     receivable. . . . . . . . . . . . . .           15            (45)
    Decrease (increase) in prepaid and
     other assets. . . . . . . . . . . . .           11            (34)
    Increase (decrease) in accounts
     payable . . . . . . . . . . . . . . .           45            (35)
    Decrease in accrued salaries . . . . .           (9)            (2)
    (Decrease) Increase in other
      liabilities. . . . . . . . . . . . .           (9)           195
                                                --------       --------
Net cash provided by operating activities.          322            284

Cash flow from investing activities
  Improvements to real estate. . . . . . .          (43)          (105)
                                                --------       --------
Cash flow from financing activities
  Mortgage principal payments. . . . . . .      (12,062)          (246)
  Refinanced new mortgage. . . . . . . . .       11,000            ---
  Principal payments on new mortgage . . .         (110)           ---
  (Payments to) Proceeds from Versar, net.         (107)            67
  Issuance of preferred stock. . . . . . .          750            ---
  Deposits Received. . . . . . . . . . . .          250            ---
                                                --------       --------

Net cash used in financing activities              (279)          (179)
                                                --------       --------

Net change in cash . . . . . . . . . . . .            0              0
Cash at beginning of period. . . . . . . .            3              3
                                                --------       --------

Cash at end of period. . . . . . . . . . .      $     3        $     3
                                                ========       ========


Supplemental disclosure of cash flow information:
  Cash paid during the period for
    Interest . . . . . . . . . . . . . . .      $   828        $   890
    Income taxes . . . . . . . . . . . . .            0              0




  The accompanying notes are an integral part of these financial statements.

                               SARNIA CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

(A)  GENERAL INFORMATION

     Sarnia Corporation (the Company or Sarnia), formerly Versar Virginia, Inc., was a wholly-owned real estate subsidiary of Versar, Inc. (Versar). The Company was established in 1982 to own and operate the 6850 Building and the 6800 Building in Versar Center, the headquarters buildings of Versar, Inc.

     On June 30, 1994, Versar distributed to the holders of its common stock substantially all of the Common Stock of the Company (the Distribution). The Distribution provided Versar stockholders one share of Sarnia common stock for every outstanding share of Versar common stock. The Distribution was effected to separate the two businesses given their distinct financial, investing and operating characteristics so that each could adopt strategies and pursue objectives appropriate to its specific business.


(B)  SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Sarnia Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1995 for additional information.

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of Management, the information reflects all adjustments necessary for a fair presentation of the Company's financial position as of March 31, 1996, and the results of operations for the three-month and nine-month periods ended March 31, 1996 and 1995. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

     Certain general and administrative functions, including general management, treasury, financial service, legal, benefits and human resources administration, investor and public relations and information management are provided by Versar on a fixed fee basis. Telephone expenses charged from Versar based on the number of extensions used by the Company and its tenants are included in real estate expenses. Management believes that these charges are made on a reasonable basis; however, they do not necessarily indicate the costs that would have been incurred by the Company separately.

Revenue recognition: Rental income is recognized based upon tenant lease agreements. Provisions for any anticipated lease losses are made in the period that the losses become evident.

Depreciation and amortization: Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Maintenance and repair costs are expensed while improvements are capitalized.

Net loss per share: Net loss per share is computed by dividing net loss by the number of shares outstanding during the applicable period being reported upon.

Income taxes: The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Provisions for deferred income taxes are made in recognition of temporary differences between book and tax bases of accounting.

(B)  SIGNIFICANT ACCOUNTING POLICIES (continued)

Refinancing: On January 25, 1996, the Company completed the refinancing of all of its outstanding debt and issued 30,000 shares of preferred stock.

     With regard to the refinancing, Sarnia obtained a first mortgage of $9 million with I.D.S. Life Insurance Company at the fixed rate of 7.75% to be amortized over twenty-two years and with a balloon payment due in 2003.
Sarnia also obtained a second mortgage of $500,000 with the Riggs National Bank at the prime rate plus 2% payable in 12 equal monthly installments. Sarnia also entered into a $1.5 million term loan with the Riggs National Bank at the prime rate plus 1%. The term loan is amortized over seven years payable in 66 equal monthly installments starting on the 18th month from the date of funding. Versar guarantees Sarnia's $1.5 million term loan. In addition, Sarnia has issued $750,000 of its Series A Cumulative Convertible Preferred stock to a group of private investors. In connection with these transactions, Sarnia received a rent deposit of $250,000 from Versar and repaid the majority of the loans it owed to Versar.

Preferred stock:  At the Company's annual stockholders meeting on November
16, 1995, the Sarnia stockholders approved an amendment to the Articles of Incorporation of the Company authorizing the issuance of up to 1,000,000 shares of "blank-check" preferred stock, the terms of which may be set by the Board of Directors without further stockholder action. Following approval of the "blank-check" preferred stock by the stockholders, the Board of Directors adopted an amendment to the Company's Articles of Incorporation to authorize the issuance of 30,000 shares of Series A Cumulative Convertible Preferred Stock, and to set the rights, privileges and preferences of such series. All 30,000 shares of the Series A preferred stock were issued by the Company as stated above for an aggregate price of $750,000. The Series A preferred stock bears a $25 par value and is entitled to receive preferential cumulative dividends at the annual rate of $2.625 per share. Also, the Series A preferred stock is redeemable at the option of the Company and is convertible into common stock, at the option of the holders, at a conversion price of $.40 per share.

Impact of Accounting Standard not yet Effective:  In March 1995, the
Financial Accounting Standard Board issued a statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 is effective for fiscal year 1997, and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 is not expected to have a material effect on the financial position of the Company.


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations
- - ---------------------

Third Quarter Comparison for Fiscal Year 1996 and 1995
- - ------------------------------------------------------

     Real estate rental revenue in the third quarter of fiscal year 1996 decreased by $13,000 (2%) compared to the third quarter of the prior fiscal year. The decrease is attributable to tenant requested improvements which decreased by $23,000 in the third quarter of fiscal year 1996 as compared to the third quarter of fiscal year 1995.

     Real estate expenses in the third quarter of fiscal year 1996 remained at the same level as the third quarter of fiscal year 1995.

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

     Depreciation/amortization for the third quarter of fiscal year 1996 was $14,000 (10%) higher than the $141,000 reported in fiscal year 1995. The increase is due to the amortization of building improvements that were placed into service for new tenants in fiscal year 1995.

     General and administrative expense in the third quarter of fiscal year 1996 of $24,000 was $7,000 (41%) higher than that reported in the third quarter of fiscal year 1995 due to increased insurance costs. After the spin-off from Versar, Sarnia entered into separate insurance coverage on a stand-alone basis, which resulted in higher insurance expenses.

     Interest expense for the third quarter of fiscal year 1996 was $31,000 (11%) lower than that reported in the third quarter of fiscal year 1995. The decrease is primarily due to lower debt and the refinancing of debt at lower interest rates.

     The net loss for the third quarter of fiscal 1996 was $53,000, an increase of $2,000 over the loss reported in the third quarter of fiscal year 1995. The increase is primarily attributable to lower tenant requested improvements income which was off-set by the lower interest expenses as mentioned above.

Nine-Month Comparison for Fiscal Year 1996 and 1995
- - ---------------------------------------------------

     Real estate rental revenue for the nine months of fiscal year 1996 was $2,053,000, an increase of $104,000 (5%) compared to the rental revenue of $1,949,000 a year ago. The increase is attributable to $28,000 of tenant requested improvements and $76,000 of rent escalations.

     Real estate expenses in the nine months of fiscal year 1996 increased $68,000 (8%) compared to the real estate expense in the nine months of fiscal year 1995. The increase is due to the materials and subcontractor's costs associated with the tenant requested improvements as mentioned above.

     Depreciation/amortization for the nine months of fiscal year 1996 increased by $48,000 (12%) compared to the same period last year. The increase is due to the amortization of building improvements that were placed in service for new tenants in fiscal year 1995.

     General and administrative expense for the nine months of fiscal year 1996 of $72,000 was $20,000 (38%) higher than that of a year ago due to increased insurance costs. After the spin-off from Versar, Sarnia entered into separate insurance coverage on a stand-alone basis, which resulted in higher insurance expenses.

     Interest expense for the nine months was $48,000 (6%) lower than that reported in the nine months of fiscal year 1995. The decrease is due to the principal payments on the mortgage loans and the refinancing of debt at lower interest rates.

     The net loss for the nine months was $196,000, a decrease of $16,000 when compared to the net loss of $212,000 for the comparable period last year. The decrease is primarily attributable to higher rental revenue and lower interest expenses off-set by higher real estate costs as mentioned above.

Liquidity and Capital Resources
- - -------------------------------

     Cash flow provided by operating activities was $322,000 for the nine months of fiscal year 1996 compared to the $284,000 for the same period last year. Cash flow increased in the nine months of fiscal year 1996 due to improved operating results during fiscal year 1996.

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

     On January 25, 1996, Sarnia completed the refinancing of all of its outstanding debt. Sarnia obtained a first mortgage of $9 million with I.D.S. Life Insurance Company at the fixed rate of 7.75% to be amortized over twenty-two years and with a balloon payment due in 2003. Sarnia also obtained a second mortgage of $500,000 with the Riggs National Bank at the prime rate plus 2% payable in 12 equal monthly installments. Sarnia also entered into a $1.5 million term loan with the Riggs National Bank at the prime rate plus 1%. The term loan is amortized over seven years payable in 66 equal monthly installments starting on the 18th month from the date of funding. Versar guarantees Sarnia's $1.5 million term loan. In addition, Sarnia issued $750,000 of its Series A Cumulative Convertible Preferred stock to a group of private investors. The preferred stock bears a par value of $25 per share. The holders of the preferred stock will be entitled to receive dividends at the annual rate of $2.625 per share. At the option of the holders, the preferred stock can be converted at the initial conversion price of $.40 per share. In connection with these transactions, Sarnia received a rent deposit of $250,000 from Versar and repaid the majority of the loans it owed to Versar. As a result of the refinancing, Sarnia believes it will be able to generate sufficient cash flow to meet its short-term operating needs.

     It is anticipated that Sarnia will require $50,000 for miscellaneous capital expenditures during fiscal year 1996.

Impact of Inflation
- - -------------------

     Sarnia continually seeks to protect itself from the effects of inflation. The majority of its leases provide for annual increases based on fixed percentages or increases in the Consumer Price Index.

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     Sarnia is not a party to any litigation.

Item 6 - Exhibits and Reports on Form 8-K.

     (A) Exhibits
          None

     (B) Reports on Form 8-K
          None

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 SARNIA CORPORATION
                                           ------------------------------
                                                    (Registrant)






                                       By:   /s/ Charles I. Judkins, Jr.
                                          ------------------------------------
                                          Charles I. Judkins, Jr.,
                                          President and Chief Executive
                                          Officer (duly authorized officer
                                          and Principal Financial Officer)












Date:  May 15, 1996