Form 10-K
period 1996-06-30
SARNIA CORP
filed 1996-09-24
CIK 923021

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549
                             ------------------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                             COMMISSION FILE
     JUNE 30, 1996                                      NO. 0-24108
                             ------------------------
                              SARNIA CORPORATION
            (Exact name of registrant as specified in its charter)



  VIRGINIA                                              54-1215366
(State or other jurisdiction               (I.R.S. employer identification no.)
 incorporation or organization)

6850 VERSAR CENTER, SPRINGFIELD, VIRGINIA                  22151
(Address of principal executive offices)                 (Zip code)

                                 (703) 642-6800
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 3, 1996 was approximately $1,181,541.

   The number of shares of Common Stock outstanding as of September 3, 1996 was 4,572,545.

   The Exhibit Index is located on Page 14 hereof.

               -------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 1996 Annual Meeting of Stockholders scheduled to be held on November 14, 1996 are incorporated by reference into
Part III thereof.

                                     PART I

ITEM 1.  BUSINESS

      Sarnia Corporation ("Sarnia" or "the Company") is the owner and operator of commercial real estate. Its sole asset is an office park of approximately
18.3 acres located in Springfield, Virginia known as Versar Center. Sarnia was incorporated in Virginia on November 22, 1982 (under the name of Versar Virginia, Inc.) to acquire property from its then parent corporation, Versar, Inc. ("Versar") in order to own, develop and manage the Versar Center complex. On June 30, 1994, Versar spun-off Sarnia to Versar's shareholders on the basis of one share of Sarnia common stock for every outstanding share of Versar common stock. Sarnia is now a public company traded on the over-the-counter market. The spin-off of Sarnia by Versar was designed to separate two distinct businesses with different financial, investing, and operating characteristics so that each can adopt strategies and pursue objectives appropriate to its specific business.

      Versar Center consists of two four-story office buildings: the 6850 Building (approximately 108,000 square feet) which was constructed in 1982, and the 6800 Building (approximately 120,500 square feet) which was constructed in 1986. At the end of June 1996, the 6850 Building was 93% leased and the 6800 Building was 94% leased. On June 29, 1994, Versar and Sarnia entered into two 15-year leases through May 2009 pursuant to which Versar leased from Sarnia 108,506 square feet (99,588 of which was located in the 6850 Building). On June 22, 1995, Versar's lease in the 6850 Building was modified to reduce the square footage from 99,588 to 73,371. On July 1, 1996 Versar modified its lease in the 6850 Building to further reduce the square footage from 73,371 to 68,239. Three other tenants, The General Services Administration ("GSA"), C-Cubed Corporation and RGE Engineering, lease approximately 50% of the 6800 Building and have leases which terminate between February 1997 and September 1999.

      Sarnia believes that the relatively stable employment base provided by the federal government, supplemented by moderate business growth in the region, makes Versar Center an attractive real estate investment. Because of the presence of the federal government, the area has attracted a high percentage of professional workers which provide the region with a private sector labor force base particularly suited to an increasingly service- oriented national economy. The shift toward business and commercial growth and employment in the private sector has made the regional economy more subject to recessions.

      Since 1985, the Washington, D.C. metropolitan area has had the sixth highest employment base in the nation. Population and employment growth in this metropolitan area have historically moved outward from the District of Columbia, first to the immediate suburbs, and then to the adjacent counties, with Montgomery County in Maryland and Fairfax County in Virginia absorbing most of the growth. This metropolitan area has slowed its economic growth considerably during the early 1990s due to many factors, including the lack of affordable housing, the decrease in federal spending, the over-built office market, poor general economic conditions and the tightening of credit standards in the area.

      Fairfax County, in which Versar Center is located, has experienced growth in the past in terms of residential, commercial and industrial development. Growth in the County has moderated considerably since 1988 resulting in lessened demand for office space. In the past two years, however, the regional economy, especially in Northern Virginia and Fairfax County has begun to expand. That, combined with the lack of new buildings under construction has lead to an increase in occupancy and generally higher rentals for vacant or renewed office space.

      Versar Center competes for tenants with other properties throughout Springfield and central Fairfax County. Competition for tenants is on the basis of location and rent charged. The success of Sarnia depends on, among other factors, the trends of the economy in the Washington, D.C. metropolitan area, government spending and the ability of Sarnia to keep Versar Center leased at profitable levels and controlled operating costs.

      Sarnia's staff perform the actual day-to-day management functions of Versar Center, including maintenance of the property and equipment, tenant build-outs and other facilities management functions.

OPERATING DATA

      The occupancy rate for the 6850 Building for fiscal years 1992 through 1996 was 93%, 94%, 93%, 99% and 93%, respectively. The occupancy rate for the 6800 Building for fiscal years 1992 through 1996 was 60%, 79%, 85%, 93% and 94%, respectively.

      The principal businesses conducted by the tenants in the 6800 Building and the 6850 Building are as follows: environmental consulting, government agencies, government contractors, an architectural firm, a health care provider organization and other various service businesses. Versar and National Capital Preferred Provider Organization, Inc. ("NCPPO") are the only tenants which occupy more than 10% of the total rentable space in the 6850 Building.
Versar's principal business is environmental engineering and consulting, and NCPPO is a national health care provider. C-Cubed Corporation, Cornet, GSA and RGE Engineering each occupy more than 10% of the rentable space in the 6800 building. The loss of any of these tenants, if not replaced, would have an adverse effect on Sarnia's results of operations and financial condition.

      Versar entered into lease agreements with Sarnia for 68,239 square feet of office space in the 6850 Building, and 8,918 square feet of storage space in the 6800 Building, at an annual aggregate rent of $1,070,000. Both leases expire on May 31, 2009. The lease on 6850 Building has an annual 4% escalation with fair market adjustment every five years at June 1, 1999 and June 1, 2004. The lease on 6800 Building is subject to 2% annual escalation. There are no renewal options in the leases. Refer to Note H of the Notes to Financial Statements.

      With respect to the 6850 Building, the average effective annual rental per square foot was $13.59, $13.52, $13.41, $14.04 and $13.95 for fiscal years 1996, 1995, 1994, 1993 and 1992, respectively. With respect to the 6800 Building, the average rates were $11.76, $11.52, $11.29, $11.84 and $11.95 for fiscal years 1996, 1995, 1994, 1993 and 1992, respectively. In addition, the average net rental rates for both buildings were $6.09, $6.30, $5.42, $4.54 and $6.63 for fiscal years 1996, 1995, 1994, 1993 and 1992, respectively. The net rental rates for Versar alone, as a significant tenant, were $6.88, $7.06, $7.57, $8.88 and $11.25 for fiscal years 1996, 1995, 1994, 1993 and 1992, respectively. The average effective annual rental per square foot is derived using annual rental income divided by occupied square feet. The net rental rate represents the difference between income per square foot and operating expense per square foot.

      The following table sets forth the schedule of the lease expirations for each of the ten years commencing with calendar year 1996:

                                                                  Percent of
                                                                    Gross
          Number of Tenants     Total Square      Annual Rent        Rent
            Whose Leases        Feet Covered      Represented    Represented
 Year        Will Expire          by Leases        by Leases       by Leases
- - ------     ---------------     ---------------  --------------- --------------
1996              2                 4,120          $    52,000         2.0%
1997              4                40,659          $   481,000        18.3%
1998              3                10,945          $   127,000         4.8%
1999              3                32,572          $   428,000        16.3%
2000              3                38,223          $   449,000        17.1%
2001              --                 ---                ---           ---
2002              --                 ---                ---           ---
2003              --                 ---                ---           ---
2004              --                 ---                ---           ---
2005              --                 ---                ---           ---

      The following table sets forth information with respect to the 6850 Building and the 6800 Building regarding tax depreciation:


                           Original
                              Cost      Rate           Method            Life
                        --------------- ----           ------            ----
6850 Building           $  6,072,575     6.70%       Straight-line         15

Capitalized Interest    $    750,179              Fully depreciated
(6850 Building)

Land                    $    650,000            Land is nondepreciable

Leaseholds to           $    532,507     3.17%      Straight-line      31.5/39
6850 Building

6800 Building           $  8,325,674     5.26%          ACRS              19
                                                    Straight-line

Capitalized Interest    $    584,179    10.00%      Straight-line         10
(6800 Building)

Leaseholds to           $    528,443     3.17%      Straight-line      31.5/39
6800 Building

Equipment               $     23,591     8.93%         Double             7
                                                      Declining
                                                       Balance

Security System to      $     53,002     5.26%      Straight-line         19
6850 Building

Security System to      $     51,520     5.26%      Straight-line         19
6800 Building

      The real property tax rate is $1.1614 per $100 of assessed value. Annual real property taxes for 1996 are approximately $50,000 and $62,000 for the 6850 Building and the 6800 Building, respectively.

EMPLOYEES

      At June 30, 1996, Sarnia employed nine (9) full time employees. Sarnia considers relations with its employees to be good. No employees are represented by labor unions.

EXECUTIVE OFFICERS

      The current executive officers and directors of Sarnia, their ages as of September 3, 1996, their current offices or positions and their business experience for the past five years are set forth below.

Name                         Age        Business Experience
- - ----                         ---        -------------------
                                        During Last Five Years
                                        ----------------------
                                        and Other Information
                                        ---------------------
Charles I. Judkins, Jr.       65        PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                        President and Chief Executive Officer
                                        from June 1994 to present; Retired
                                        former Senior Vice President of
                                        Versar from August 1992 to May 1993;
                                        Senior Vice President and Chief
                                        Financial Officer of Versar from July
                                        1991 to August 1992; President of
                                        GEOMET Technologies, Inc., a
                                        subsidiary of Versar, from 1986 to
                                        1991.

Benjamin M. Rawls             55        CHAIRMAN OF THE BOARD
                                        Chairman of the Board since November
                                        1993 and President and Chief
                                        Executive Officer of Versar since
                                        April 1991; President and Chief
                                        Executive Officer of Rawls
                                        Associates, Inc., a management
                                        consulting firm, from April 1988 to
                                        March 1991; President and Chief
                                        Executive Officer of R-C Holding,
                                        Inc., (currently known as Air & Water
                                        Technologies Corporation) from July
                                        1987 to April 1988; Chairman of
                                        Metcalf & Eddy, Inc., a subsidiary of
                                        Research-Cottrell, Inc. from 1984 to
                                        April 1988.


Name                         Age        Business Experience
- - ----                         ---        -------------------
                                        During Last Five Years
                                        ----------------------
                                        and Other Information
                                        ---------------------
Lawrence W. Sinnott           34        TREASURER
                                        Chief Financial Officer and Treasurer
                                        of Versar from May 1994 to present;
                                        Treasurer and Controller of Versar
                                        from June 1992 to April 1994;
                                        Assistant Controller of Versar from
                                        January 1991 to June 1992. From 1989
                                        to 1991, he was Controller of a
                                        venture capital company, Defense
                                        Group, Inc.

Gerald T. Halpin              73        DIRECTOR
                                        President and Chairman of the Board
                                        of WEST GROUP, Inc., a real estate
                                        development and construction firm,
                                        and its predecessor, since 1970.

Michael Markels, Jr.          70        DIRECTOR
                                        Co-founder of Versar; Chairman
                                        Emeritus and Director of Versar;
                                        Retired former Chairman of the Board
                                        of Versar from March 1991 to November
                                        1993; President, Chief Executive
                                        Officer and Chairman of the Board of
                                        Versar from 1969 to March 1991.

Thomas G. Hotz                36        DIRECTOR
                                        Partner, Magnum Capital Partners,
                                        L.L.C., 1996; Managing Director of
                                        Julian J. Studley, Inc., a national
                                        real estate firm, from 1989 through
                                        1996.

William G. Denbo              53        VICE PRESIDENT AND GENERAL MANAGER
                                        Maintenance supervision and general
                                        manager of Versar Virginia for the
                                        past five years.

James N.Schwarz               51        DIRECTOR
                                        Partner of Ginsburg, Feldman and
                                        Bress, a chartered law firm in
                                        Washington, D.C., since February
                                        1996; Senior Vice President, General
                                        Counsel and Corporate Secretary of
                                        Steuart Petroleum Company from 1991
                                        to 1996.

ITEM 2.  PROPERTIES

      Versar Center is located at the east end of the 6900 block of Hechinger Drive in Springfield, Virginia, one-half mile northwest of the intersection of the Capital Beltway (I-495) and Shirley Highway (I-395). The 6800 Building and the 6850 Building, the two four-story office buildings in Versar Center, are located on a property encompassing 18.3 acres. The 6850 Building has approximately 108,000 usable square feet, and the 6800 Building has approximately 120,500 usable square feet. The property site is just inside the Capital Beltway, approximately 14.5 miles southwest of downtown Washington, D.C.

      Springfield is a major retail center with the Springfield Regional Mall, Springfield Plaza Shopping Center and other retail properties located within its boundaries. Major industrial parks are found on both sides of Shirley Highway inside the Capital Beltway. Springfield is generally considered a Class B office location.

      Versar Center is located in an I-5 zoning district, which is defined as a general industrial district; its permitted uses include the existing office use. Under existing zoning regulations, Sarnia could construct approximately 168,000 square feet of additional office space by right and up to an additional 391,000 square feet of office space by special exception.

      The 6800 Building and the 6850 Building are secured by a first deed of trust in favor of I.D.S. Life Insurance Company and a second deed of trust with the Riggs National Bank. Refer to Footnote D on Page F-8 for details.

ITEM 3.  LEGAL PROCEEDINGS

      Sarnia is not a party to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal year 1996.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

      At June 30, 1996, the Company had 832 stockholders of record, excluding stockholders whose shares were held in nominee name.

      The Company's common stock is traded on the over-the-counter market. There is no established public trading market for the Company's common stock and trades in the stock are sporadic. The quarterly high and low actual trade prices without adjustments for mark-ups, mark-downs, or commissions during fiscal years 1995 and 1996 are presented below.

           Fiscal Year                     High       Low
- - -----------------------------           --------   --------

1995  4th Quarter   . . . . . .        $ 0.3750    $ 0.1875
      3rd Quarter   . . . . . .          0.3750      0.1875
      2nd Quarter   . . . . . .          0.4375      0.2100
      1st Quarter   . . . . . .          0.6250      0.1250

1996  4th Quarter   . . . . . .        $ 0.5000    $ 0.3125
      3rd Quarter   . . . . . .          0.3750      0.3125
      2nd Quarter   . . . . . .          0.5000      0.3125
      1st Quarter   . . . . . .          0.4375      0.3125


      No dividends were paid on the Company's common stock in fiscal year 1996 or 1995 by Sarnia. The Board of Directors intends to retain any future earnings for use in the Company's business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data set forth below should be read in conjunction with Sarnia's Financial Statements and notes thereto beginning on page F-1 of this report.

                                                 Years Ended June 30,
                              -------------------------------------------------------
                                 1996        1995        1994        1993      1992
                              ----------  ----------  ----------  ---------  --------
                                        (In thousands, except per share data)
Statement of Operations
  related data:

Gross rental revenue:
    Versar                     $ 1,111   $ 1,415     $ 1,451     $ 1,462     $ 2,183
    Other                        1,660     1,261         995         879         519
                               --------  --------    --------    --------    --------
Total gross rental
  revenue                        2,771     2,676       2,446       2,341       2,702

Net loss before cumulative
  effect of change in
  accounting principle            (235)     (270)       (684)       (664)       (281)

Cumulative effect of
  adoption of SFAS 109             ---       ---        (440)        ---         ---

Net loss                          (235)     (270)     (1,124)       (664)       (281)

Net loss applicable to
  common stock                    (269)     (270)     (1,124)       (664)       (281)

Balance Sheet related data:

Total assets                    12,762    13,305      13,362      13,799      17,234

Short-term debt                    452     1,405         355         860       6,216
Long-term debt                  10,287    10,657      12,048      13,432      10,743
                               --------  --------   ---------    --------    --------
Total debt                      10,739    12,062      12,403      14,292      16,959

Total stockholders'
  deficit                         (797)   (1,278)     (1,008)     (1,980)     (1,316)

Earnings per share
  information:

Net loss per share before
  cumulative effect of
  change in accounting
  principle                    $ (0.05)  $ (0.06)   $  (0.15)    $ (0.15)        ---

Net loss per share from
  cumulative effect of
  change in accounting
  principle                    $   ---   $   ---    $  (0.10)        ---         ---


Net loss per share
  applicable to
  common stock                 $ (0.06)  $ (0.06)   $  (0.25)      (0.15)        ---

Number of shares out-
  standing                       4,573     4,573       4,573       4,573         ---
                               ========  ========   =========    ========    ========


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

      Real estate revenue in 1996 of $2,771,000 was $95,000 (4%) higher than the $2,676,000 of rental revenue reported in 1995. The increase is attributable to rent escalations and increased revenue from tenant requested improvements. Real estate revenue in 1995 of $2,676,000 was $230,000 (9%) higher than that reported in 1994. The increase is due to new tenants and increased tenant requested services.

      Real estate expenses in 1996 of $1,308,000 were $100,000 (8%) higher than the $1,208,000 of expenses reported in 1995. The increase is due to the fact that Sarnia received a real estate tax refund of $90,000 in fiscal year 1995 and no such refund was received in 1996. Real estate expenses in 1995 of $1,208,000 were $19,000 (2%) higher than those reported in 1994. The increase is due to the higher occupancy rate in both buildings, which resulted in an increase in operating expenses in 1995.

      Depreciation/amortization expenses in 1996 of $619,000 were $54,000 (10%) higher than the $565,000 reported in 1995. The increase is due to the full year's depreciation on the leasehold improvements that were placed in service for the new tenants during 1995. Depreciation/amortization expenses in 1995 of $565,000 were $7,000 (1%) lower than the $572,000 reported in 1994. The decrease is due to the fully amortized assets that were placed in service in prior years.

      General and administrative expenses in 1996 of $102,000 were $7,000 (7%) higher than the $95,000 reported in 1995. General and administrative expenses in 1995 were $20,000 (27%) higher than 1994. Increases from both years were due to higher insurance costs. After the spin-off from Versar, Sarnia entered into separate insurance coverage on a stand-alone basis, which resulted in higher insurance expenses.

      Interest expense in 1996 of $977,000 was $101,000 (9%) lower than that reported in 1995. Interest expense in 1995 of $1,078,000 was $76,000 (7%) lower than the $1,154,000 in 1994. The decreases are due to the refinancing of debt at lower interest rates in 1996 and the increased principal payment in 1994. Interest expense in fiscal year 1997 is expected to be lower than fiscal year 1996, due to the refinancing of debt which took place in the middle of fiscal year 1996, resulting in interest expense at a lower rate for six months.

      In fiscal year 1996, Sarnia recorded $34,000 preferred stock dividends of which $7,000 was paid in April 1996 and the remaining $27,000 was paid in September 1996.

      The net loss applicable to common stock of $269,000 in fiscal year 1996 remained relatively the same as the net loss of $270,000 in fiscal year 1995. Higher rental revenue and lower interest expense were offset by increase in real estate, depreciation and general and administration expenses. The net loss in 1995 of $270,000 was $854,000 lower than the $1,124,000 net loss reported in 1994. The improvement is due to the increase in rental income as discussed above and the effect of the SFAS 109 tax adjustment recorded in 1994.

                        LIQUIDITY AND CAPITAL RESOURCES

      Cash flow provided by operating activities was $508,000, $435,000 and $692,000 for fiscal years 1996, 1995 and 1994, respectively. Principal payments on the mortgages for fiscal years 1996, 1995 and 1994 were $1,323,000, $341,000 and $889,000, respectively. In fiscal year 1996, Sarnia issued $750,000 of preferred stock and received a $250,000 rent deposit from Versar. In fiscal year 1995, Versar loaned $265,000 to Sarnia, primarily for leasehold improvements. In fiscal year 1994, principal payments were paid through the use of proceeds obtained from Versar of $1,273,000. The $1,445,000 of intercompany debt owed by Sarnia to Versar was forgiven when the spin-off occurred on June 30, 1994.

      On January 25, 1996, Sarnia obtained a first mortgage of $9 million with I.D.S. Life Insurance Company at the fixed rate of 7.75% to be amortized over twenty-two years and with a balloon payment due in 2003. Sarnia also obtained a second mortgage of $500,000 with the Riggs National Bank at the prime rate reported in the Wall Street Journal plus 2% (currently 10.25%) payable in 12 equal monthly installments. On June 30, 1996, the maturity date of the second mortgage was extended to July 1, 1997. Sarnia also entered into a $1.5 million term loan with the Riggs National Bank at the prime rate reported in the Wall Street Journal plus 1% (currently 9.25%). The term loan is amortized over seven years payable in 66 equal monthly installments starting on the 18th month from the date of funding. In addition, Sarnia has issued, for $750,000, Series A Cumulative Convertible Preferred Stock to a group of private investors. Sarnia received a rent deposit of $250,000 from Versar and repaid a portion of the loans it owed to Versar.

      During fiscal year 1994, Sarnia entered into an agreement with Riggs National Bank ("Riggs") prior to the spin-off to modify two outstanding loans from Riggs to Sarnia in the aggregate principal amount of $13,444,866, with a principal balance of $3,031,510 being outstanding under a reducing revolving loan, and a principal balance of $10,413,356 being outstanding under a term loan. Versar and certain of Versar's affiliates assumed $1,000,000 of the outstanding principal balance of the reducing revolving loan, and Sarnia remained primarily liable for the remaining outstanding principal balance of $2,031,510 of the reducing revolving loan. In fiscal year 1995, Versar paid the $1,000,000 of outstanding principal balance of the reducing revolving loan. The reducing revolving loan bore interest at the rate of prime plus 2.5% and was scheduled to mature on June 1, 1997. The term loan bore interest at the fixed rate of 8.27% and also was scheduled to mature on May 1, 1997. Both loans were repaid on January 25, 1996 in connection with the refinancing described above.

      Sarnia expects that it will require $80,000 for capital expenditures to be made during fiscal year 1997. It is anticipated that of such $80,000, approximately $50,000 will be used for remodeling vacant space, and approximately $30,000 will be used for other miscellaneous capital expenditures. expenditures.

      While Sarnia incurred operating losses in each of the fiscal years ended June 30, 1996, 1995 and 1994, management believes that funds generated from rents should be sufficient to meet Sarnia's operating needs, including capital expenditures.

               IMPACT OF ACCOUNTING STANDARDS NOT YET EFFECTIVE

      In March 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 is effective for fiscal year 1997, and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 will not have a material effect on the financial position of the Company.

      Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued in October, 1995 and is effective for fiscal years beginning after December 15, 1995. The Statement encourages, but does not require, adoption of the fair value based method of accounting for employee stock options and other stock compensation plans. The Company has opted to account for its stock option plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." By doing so, the Company, beginning in fiscal year 1997, will be required to make proforma disclosure of net income and earnings per share as if the fair value based method for accounting defined in SFAS 123 had been applied.

                              IMPACT OF INFLATION

      Sarnia continually seeks to protect itself from the effects of inflation. The majority of its leases provide for annual increases based on fixed percentages or increases in the Consumer Price Index.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements and supplementary data begin on page F-1 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

      None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information required by this item with respect to directors of the Company will be contained in the Company's proxy statement for its 1996 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the Company's 1996 fiscal year and is incorporated herein by reference.

      Information required by this item with respect to executive officers of the Company is included in Part I of this report and is incorporated herein by reference.

      For the purpose of calculating the aggregate market value of the voting stock of Sarnia held by non-affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the Company and the Versar Employee Savings and Stock Ownership Plan are the only affiliates of the Company. However, this is not an admission that all such persons are, in fact, affiliates of the Company.


The information called for in Part III by:

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by these items is incorporated herein by reference to the Company's proxy statement for its 1996 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company's 1996 fiscal year.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(A)(1)  Financial Statements:

         The financial statements and financial statement schedules of Sarnia Corporation are filed as part of this report and begin on page F- 1.

            a)  Report of Independent Public Accountants

            b)  Balance Sheets as of June 30, 1996 and 1995

            c)  Statements of Operations for the Years Ended June
                30, 1996, 1995 and 1994

            d) Statements of Changes in Stockholders' Deficit for the Years Ended June 30, 1996, 1995 and 1994

            e) Statements of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994

            f)  Notes to Financial Statements

(2)  Financial Statement Schedules:

            There are no financial statement schedules applicable to the Company.

(3)  Exhibits:

            The exhibits to this Form 10-K are set forth in a separate Exhibit Index which is included on page 14 of this report.

(B)  Reports on Form 8-K

            No reports were filed on Form 8-K during the Company's last quarter of fiscal year 1996.

                                 EXHIBIT INDEX

                                                                    Page Number/
Item No.                    Description                               Reference
- - --------                    -----------                               ---------
  1      Sarnia Corporation Information Statement for
         distribution to shareholders of Versar, Inc., the
         outstanding shares of its wholly-owned subsidiary, Sarnia
         Corporation, dated June 30, 1994       . . . . . . . . . .     (A),(B)

  3.1    Articles of Incorporation of Sarnia Corporation, as
         amended                . . . . . . . . . . . . . . . . . .         16

  3.2    Bylaws of Sarnia Corporation   . . . . . . . . . . . . . .         (A)

 10.5    Amended and Restated Office Lease, dated June 22, 1995,
         between the Registrant and Versar, Inc . . . . . . . . . .         (C)

 10.6    Office Lease Agreement, dated October 28, 1994, between
         the Registrant and National Capital Preferred Provider
         Organization, Inc.     . . . . . . . . . . . . . . . . . .         (C)

 10.7    Office Lease Agreement, dated October 28, 1994, between the
         Registrant and Integrated Behavioral Care, Inc.  . . . . .         (C)

 10.8    Sarnia 1994 Stock Option Plan  . . . . . . . . . . . . . .         (C)

 10.9    The Riggs National Bank of Washington D.C.'s letter dated,
         September 15, 1995, modifying certain provisions of the
         Revolving Loan and Security Agreement, dated April 9, 1994         (C)

10.10    Promissory Note, dated January 25, 1996, between the
         Registrant and IDS Life Insurance Company   . . . . . . . .        32

10.11    Term Note, dated January 25, 1996, between the Registrant and
         The Riggs National Bank of Washington, D.C   . . . . . . .         39

10.12    Deed of Trust Note, dated January 25, 1996, between the
         Registrant and The Riggs National Bank of Washington, D.C .        47

10.13    Preferred Stock Purchase Agreement, as amended  . . . . . .        51

27       Financial Data Schedule  . . . . . . . . . . . . . . . .  .

- - ------------------------------------------------------------------------------

(A) Incorporated by reference to similarly numbered exhibit to the Registrant's Form 10 Information Statement ("Information
         Statement"), effective June 30, 1994 (File No. 0-24108).

(B) Incorporated by reference to the similarly numbered exhibit to the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1994 ("FY 1994 Form 10-K") filed with the Commission on September 27, 1994.

(C) Incorporated by reference to the similarly numbered exhibit to the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1995 ("FY 1995 Form 10K") filed with the Commission on September 29, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SARNIA CORPORATION
                                      ------------------------------

                                             (Registrant)


Date:  September 16, 1996                /S/ Charles I. Judkins, Jr.
                                      ------------------------------
                                      Charles I. Judkins, Jr.
                                      President & CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES                      TITLE                     DATE
- - ----------                      -----                     ----

 /S/ Charles I. Judkins, Jr.    President & CEO           September 16, 1996
- - ----------------------------
Charles I. Judkins, Jr.


  /S/ Benjamin M. Rawls         Chairman & Director       September 16, 1996
- - ----------------------------
Benjamin M. Rawls


  /S/ Lawrence W. Sinnott       Treasurer and Principal   September 16, 1996
- - ----------------------------    Accounting Officer
Lawrence W. Sinnott


  /S/ Michael Markels, Jr.      Director                  September 16, 1996
- - ----------------------------
Michael Markels, Jr.


  /S/ Gerald T. Halpin          Director                  September 16, 1996
- - ----------------------------
Gerald T. Halpin


  /S/ Thomas G. Hotz            Director                  September 16, 1996
- - ----------------------------
Thomas G. Hotz


  /S/ James N. Schwarz          Director                  September 16, 1996
- - ----------------------------
James N. Schwarz

                    Report of Independent Public Accountants




To the Board of Directors and Stockholders of Sarnia Corporation:

We have audited the accompanying balance sheets of Sarnia Corporation (a Virginia corporation) as of June 30, 1996 and 1995, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sarnia Corporation as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note G to the financial statements, effective July 1, 1993, the Company changed its method of accounting for income taxes.



                                        /S/ Arthur Andersen LLP
                                        -----------------------
                                        Arthur Andersen LLP


Washington, D.C.,
September 16, 1996

                               SARNIA CORPORATION
                                 BALANCE SHEETS


                                                                                           June 30,
                                                                   ------------------------------------------------------
                                                                          1996                               1995
                                                                   --------------------              --------------------
                                                                                       (In thousands)
ASSETS
    Real estate at cost . . . . . . . . . . . . . . . . . . . .    $            17,444                $            17,419
    Other fixed assets at cost  . . . . . . . . . . . . . . . .                    136                                122
    Accumulated depreciation/amortization . . . . . . . . . . .                 (5,215)                            (4,670)
                                                                   --------------------               --------------------
                                                                                12,365                             12,871

    Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . .                     55                                  3
    Rents and other receivables . . . . . . . . . . . . . . . .                    145                                138
    Prepaid expenses and other assets . . . . . . . . . . . . .                    197                                293
                                                                   --------------------               --------------------

        Total assets  . . . . . . . . . . . . . . . . . . . . .    $            12,762                $            13,305
                                                                   ====================               ====================

LIABILITIES AND STOCKHOLDERS' DEFICIT
    Mortgages . . . . . . . . . . . . . . . . . . . . . . . . .    $            10,739                $            12,062
    Accounts payable  . . . . . . . . . . . . . . . . . . . . .                    136                                113
    Due to Versar . . . . . . . . . . . . . . . . . . . . . . .                    182                                265
    Accrued salaries  . . . . . . . . . . . . . . . . . . . . .                     30                                 26
    Deferred income taxes . . . . . . . . . . . . . . . . . . .                  1,756                              1,756
    Tenant security deposits  . . . . . . . . . . . . . . . . .                    456                                 96
    Other liabilities . . . . . . . . . . . . . . . . . . . . .                    260                                265
                                                                   --------------------               --------------------
        Total liabilities . . . . . . . . . . . . . . . . . . .                 13,559                             14,583
                                                                   --------------------               --------------------

    Commitments and contingencies (Note D)

    Stockholders' Deficit
       Preferred stock, $25 par value; Series A
            cumulative convertible; 1,000,000 shares
            authorized; 30,000 shares issued and
            outstanding at June 30, 1996  . . . . . . . . . . .                    750                                ---
       Common stock, no par value; 20,000,000
            and 6,000,000 shares authorized at June 30,
            1996 and 1995, respectively; 4,572,545
            shares issued and outstanding at June 30,
            1996 and June 30, 1995  . . . . . . . . . . . . . .                    ---                               ---
       Accumulated deficit  . . . . . . . . . . . . . . . . . .                 (1,547)                            (1,278)
                                                                   --------------------               --------------------

            Total stockholders'
                deficit . . . . . . . . . . . . . . . . . . . .                   (797)                            (1,278)
                                                                   --------------------               --------------------

            Total liabilities and
                stockholders' deficit . . . . . . . . . . . . .    $            12,762                $            13,305
                                                                   ====================               ====================


         The accompanying notes are an integral part of these financial statements.

                               SARNIA CORPORATION
                            STATEMENTS OF OPERATIONS


                                                             Years Ended June 30,
                                             ------------------------------------------------
                                                 1996               1995              1994
                                             -----------         ----------        ----------
                                                  (In thousands, except per share data)
Real estate rental revenue:
    Versar  . . . . . . . . . . . . .        $      1,111         $     1,415        $  1,451
    Others  . . . . . . . . . . . . .               1,660               1,261             995
                                             -------------        ------------       ---------
Total real estate rental revenue  . .               2,771               2,676           2,446
Real estate expenses  . . . . . . . .               1,308               1,208           1,189
                                             -------------        ------------       ---------
                                                    1,463               1,468           1,257

Depreciation/amortization . . . . . .                 619                 565             572
General and administrative  . . . . .                 102                  95              75
                                             -------------        ------------       ---------
Income from real estate . . . . . . .                 742                 808             610

Interest expense  . . . . . . . . . .                 977               1,078           1,154
                                             -------------        ------------       ---------
Net loss before income taxes and
    cumulative effect of change in
    accounting principle  . . . . . .                (235)               (270)           (544)
Income taxes  . . . . . . . . . . . .                 ---                 ---            (140)
                                             -------------        ------------       ---------
Net loss before cumulative effect of
    change in accounting principle  .                (235)               (270)           (684)
Cumulative effect of adoption of SFAS
    109 . . . . . . . . . . . . . . .                 ---                 ---            (440)
                                             -------------        ------------       ---------
Net loss  . . . . . . . . . . . . . .                (235)               (270)         (1,124)

Dividends on preferred stock  . . . .                  34                 ---             ---
                                             -------------        ------------       ---------
Net loss applicable to common stock .        $       (269)        $      (270)       $ (1,124)
                                             =============        ============       =========
Net loss per share before cumulative
    effect of change in accounting
    principle . . . . . . . . . . . .        $      (0.05)        $     (0.06)       $  (0.15)
                                             =============        ============       =========
Net loss per share from cumulative
    effect of change in accounting
    principle . . . . . . . . . . . .        $        ---         $       ---        $  (0.10)
                                             =============        ============       =========
Net loss per share applicable to common
    stock . . . . . . . . . . . . . .        $      (0.06)        $     (0.06)       $  (0.25)
                                             =============        ============       =========
Weighted average number of
     shares outstanding . . . . . . .               4,573               4,573           4,573
                                             =============        ============       =========


   The accompanying notes are an integral part of these financial statements.

                               SARNIA CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                                                                               Total
                                                                 Number                                        Stock-
                                           Preferred              of          Common      Accumulated         holders'
                                             Stock              Shares         Stock        Deficit           Deficit
                                           ---------         -----------    ----------    -----------       -----------
                                                                Years Ended June 30, 1996, 1995, 1994
                                           ----------------------------------------------------------------------------
                                                                  (In thousands, except share data)
Balance, June 30, 1993  . . . . . .        $    ---              1,000      $      1      $  (1,981)        $  (1,980)

Forgiveness/Assumption of Debt,
  by Versar, net  . . . . . . . . .             ---             (1,000)           (1)         2,097             2,096
Net loss  . . . . . . . . . . . . .             ---                ---           ---         (1,124)           (1,124)
Issuance of Sarnia Stock
  at no par value . . . . . . . . .             ---          4,572,545           ---            ---               ---
                                           ---------        -----------     ---------     ----------        ----------

Balance, June 30, 1994  . . . . . .             ---          4,572,545           ---         (1,008)           (1,008)
                                           ---------        -----------     ---------     ----------        ----------

Net loss  . . . . . . . . . . . . .             ---                ---           ---           (270)             (270)
                                           ---------        -----------     ---------     ----------        ----------

Balance, June 30, 1995  . . . . . .             ---          4,572,545           ---         (1,278)           (1,278)
                                           ---------        -----------     ---------     ----------        ----------

Issuance of preferred stock . . . .             750                ---           ---            ---               750

Net loss  . . . . . . . . . . . . .             ---                ---           ---           (235)             (235)

Preferred stock dividend accrued  .             ---                ---           ---            (34)              (34)
                                           ---------        -----------     ---------     ----------        ----------

Balance, June 30, 1996  . . . . . .        $    750          4,572,545      $    ---      $  (1,547)        $    (797)
                                           =========        ===========     =========     ==========        ==========




   The accompanying notes are an integral part of these financial statements.

                               SARNIA CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                  Years ended June 30,
                                                                    --------------------------------------------
                                                                       1996             1995             1994
                                                                    ----------       ----------       ----------
                                                                                  (In thousands)
Cash flow from operating activities
    Net loss applicable to common stock . . . . . . . . . . . . .   $    (269)       $    (270)       $    (684)
    Adjustments to reconcile net loss to net cash
      provided by operating activities
         Depreciation and amortization  . . . . . . . . . . . . .         619              565              572
         Cumulative effect of change
            in accounting principle . . . . . . . . . . . . . . .         ---              ---              440
         Changes in other assets and liabilities  . . . . . . . .         158              140              224
         Deferred income taxes  . . . . . . . . . . . . . . . . .         ---              ---              140
                                                                    ----------       ----------       ----------

Net cash provided by operating activities . . . . . . . . . . . .         508              435              692
                                                                    ----------       ----------       ----------

Cash flow from investing activities
    Improvements to real estate . . . . . . . . . . . . . . . . .         (43)            (359)             (76)
                                                                    ----------       ----------       ----------

Cash flow from financing activities
    Mortgage principal payments . . . . . . . . . . . . . . . . .     (12,062)            (341)            (889)
    Refinanced new mortgage . . . . . . . . . . . . . . . . . . .      11,000              ---              ---
    Principal payments on new mortgage  . . . . . . . . . . . . .        (261)             ---              ---
    Proceeds from Versar, net . . . . . . . . . . . . . . . . . .         ---              ---              273
    (Payments to) advances from Versar, net . . . . . . . . . . .         (83)             265              ---
    Issuance of preferred stock . . . . . . . . . . . . . . . . .         750              ---              ---
    Payment of dividend on preferred stock  . . . . . . . . . . .          (7)             ---              ---
    Tenant security deposit received  . . . . . . . . . . . . . .         250              ---              ---
                                                                    ----------       ----------       ----------

Net cash used in financing activities . . . . . . . . . . . . . .        (413)             (76)            (616)
                                                                    ----------       ----------       ----------

Net increase in cash  . . . . . . . . . . . . . . . . . . . . . .          52              ---              ---
Cash at beginning of year . . . . . . . . . . . . . . . . . . . .           3                3                3
                                                                    ----------       ----------       ----------

Cash at end of year . . . . . . . . . . . . . . . . . . . . . . .   $      55        $       3        $       3
                                                                    ==========       ==========       ==========


Supplemental schedule of non-cash financing activities:

Assumption of debt by Versar  . . . . . . . . . . . . . . . . . .   $     ---        $     ---        $   1,000
Forgiveness of debt by Versar . . . . . . . . . . . . . . . . . .         ---              ---            1,445


   The accompanying notes are an integral part of these financial statements.

                               SARNIA CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

NOTE A  GENERAL INFORMATION

         Sarnia Corporation (the "Company"), formerly Versar Virginia, Inc., was a wholly-owned real estate subsidiary of Versar, Inc. ("Versar"). The Company was established in 1982 to own and operate the 6850 Building and the 6800 Building in Versar Center, the headquarters buildings of Versar, Inc.

         On June 30, 1994, Versar distributed to the holders of its common stock substantially all of the common stock of the Company (the "Distribution"). The Distribution provided Versar stockholders one share of Sarnia common stock for every outstanding share of Versar common stock. The Distribution was effected to separate two businesses with distinct financial, investing and operating characteristics so that each can adopt strategies and pursue objectives appropriate to its specific business.

NOTE B  SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: These financial statements are presented using the accrual basis of accounting. The June 30, 1994 distribution did not affect the carrying amount of assets and liabilities of the Company.

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

         The financial information prior to the Distribution reflects an allocation for use of certain corporate assets and liabilities, and income tax effects. See discussion of income taxes in Note G.

Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Revenue recognition: Rental revenue is recognized based upon tenant lease agreements. Provisions for any anticipated lease losses are made in the period that the losses become evident.

Property and equipment: Property and equipment are carried at historical cost until a decline in value which is other than temporary occurs. At such time, the property will be reduced by a direct write-down for any impairment in value if it is probable that the carrying amount of the property cannot be fully recovered.

Depreciation and amortization: Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Maintenance and repair costs are expensed while improvements are capitalized.

                             SARNIA CORPORATION

Net loss per share: Net loss per share before cumulative effect of change in accounting principle, net loss per share from cumulative effect of change in accounting principle and net loss per share applicable to common stock, are computed by dividing net loss by the number of shares outstanding during the applicable period being reported upon.

Income taxes: The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. On July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 mandates a liability method for computing deferred income taxes.
Provisions for deferred income taxes are made in recognition of temporary differences between the book and tax bases of accounting.

Impact of Accounting Standards not yet Effective: In March 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 is effective for fiscal year 1997, and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 will not have a material effect on the financial position of the Company.

         Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued in October, 1995 and is effective for fiscal years beginning after December 15, 1995. The Statement encourages, but does not require, adoption of the fair value based method of accounting for employee stock options and other stock compensation plans. The Company has opted to account for its stock option plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." By doing so, the Company, beginning in fiscal year 1997, will be required to make proforma disclosure of net income and earnings per share as if the fair value based method for accounting defined in SFAS 123 had been applied.

NOTE C  PROPERTY AND EQUIPMENT

                                     Estimated                                         June 30,
                                    Useful Life                              --------------------------
                                     in Years                                   1996             1995
                                  --------------                             ----------       ---------
                                                                                   (In thousands)
Land  . . . . . . . . . .               ---                                  $    650         $    650
Buildings . . . . . . . .                40                                    15,733           15,732
Equipment . . . . . . . .                 5                                       136              122
Leasehold improvements  .         Life of Lease                                 1,061            1,037
                                                                             ---------        ---------
                                                                               17,580           17,541
Accumulated depreciation
and amortization  . . . .                                                      (5,215)          (4,670)
                                                                             ---------        ---------
                                                                             $ 12,365         $ 12,871
                                                                             =========        =========

         Depreciation and amortization of property and equipment included as expense in the accompanying Statements of Operations was $546,000, $506,000 and $510,000 for the years ended June 30, 1996, 1995 and 1994, respectively. Amortization of brokerage fees of $73,000, $59,000 and $62,000 were included in the Statements of Operations for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

                             SARNIA CORPORATION

         Maintenance and repair expenses (included in real estate expenses) approximated $206,000, $242,000 and $236,000, for the years ended June 30, 1996, 1995 and 1994, respectively.

NOTE D  MORTGAGES

         On January 25, 1996, the Company completed the refinancing of all its outstanding debt.

         With regard to the refinancing, Sarnia obtained a first mortgage of $9 million with I.D.S. Life Insurance Company at the fixed rate of 7.75% to be amortized over twenty-two years and with a balloon payment due in 2003. The IDS mortgage is collateralized by the first deed of trust on the 6800 and 6850 buildings. Sarnia also obtained a second mortgage of $500,000 with the Riggs National Bank at the prime rate plus 2% payable in 12 equal monthly installments. On June 30, 1996, the maturity date of the second mortgage was extended to July 1, 1997. Sarnia also entered into a $1.5 million term loan with the Riggs National Bank at the prime rate plus 1%. The term loan is amortized over seven years payable in 66 equal monthly installments starting on the 18th month from the date of funding. Versar guarantees Sarnia's $1.5 million term loan. In addition, Sarnia has issued $750,000 of its Series A Cumulative Convertible Preferred stock to a group of private investors. Sarnia received a rent deposit of $250,000 from Versar and repaid the majority of the amounts it owed to Versar.

         Outstanding balances at June 30, are as follows:

                                                                                       June 30,
                                                                             ----------------------------
                                                                                 1996             1995
                                                                             -----------       ----------
                                                                                    (In thousands)
    Reducing revolving loan, dated June 24, 1994  . . . . . . . .            $     ---         $   2,031
    Term loan, dated June 24, 1994  . . . . . . . . . . . . . . .                  ---            10,031
    I.D.S. mortgage   . . . . . . . . . . . . . . . . . . . . . .                8,947               ---
    Riggs mortgage  . . . . . . . . . . . . . . . . . . . . . . .                  292               ---
    Riggs term loan   . . . . . . . . . . . . . . . . . . . . . .                1,500               ---
                                                                             -----------       ----------
              Total debt  . . . . . . . . . . . . . . . . . . . .            $  10,739         $  12,062
                                                                             ===========       ==========

         Maturity of the loans is as follows:

                 Years Ending June 30,                                                   Amount
                 ---------------------                                                   ------
                                                                                     (In thousands)
                 1997                                                                $        452
                 1998                                                                         435
                 1999                                                                         466
                 2000                                                                         482
                 2001                                                                         499
                 2002 and after                                                             8,405
                                                                                     ------------
                                                                                     $     10,739
                                                                                     ============

         During fiscal year 1994, as part of the Distribution, Sarnia renegotiated its reducing revolving loan (revolver) and assumed primary responsibility from Versar for its term loan with Riggs National Bank (Riggs). Additionally, Versar assumed $1,000,000 of the outstanding principal balance of the revolver loan. These loans were repaid on January 25, 1996. See discussion on the effect of the Distribution in Note H.

                             SARNIA CORPORATION

         The revolver bore an interest rate of prime plus 2.5% (11.5% at June 30, 1995) and was secured by a first deed of trust on the 6850 Building. Principal payments were scheduled over twenty five months commencing in June of 1995. The term loan bore an interest rate of 8.27% and was secured by a first deed of trust on the 6800 Building and a second deed of trust on the 6850 Building. The term loan had an original payment schedule of ten years with a thirty-year amortization. Both loans were repaid on January 25, 1996.

         Interest payments were approximately $987,000, $979,000 and $1,192,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

NOTE E STOCK OPTIONS

         During fiscal year 1995, Sarnia adopted the Sarnia 1994 Stock Option Plan (the "Plan"). The Plan, which is compensatory in nature, provides employees of the Company and certain other persons an incentive to remain in the employ of the Company and encourages superior performance for the Company's benefit. The Company has segregated 300,000 shares of stock for inclusion in the plan. During fiscal year 1996, options to purchase an aggregate of 262,500 shares of common stocks with exercise prices ranging from $0.1875 to $0.375 were granted to seven directors (175,000 shares), three officers (62,500 shares) and one service provider (25,000 shares) as required by the 1994 plan on their first anniversary of membership.

         Under the Plan, options may be granted to key employees at the fair market value on the date of grant and vesting varies depending on the discretion of the Compensation Committee. Unexercised options are cancelled on the tenth anniversary of the grant.

NOTE F PREFERRED STOCK

         At the Company's annual stockholders meeting on November 16, 1995, the Sarnia stockholders approved an amendment to the Articles of Incorporation of the Company authorizing the issuance of up to 1,000,000 shares of "blank-check" preferred stock, the terms of which may be set by the Board of Directors without further stockholder action. Following approval of the "blank-check" preferred stock by the stockholders, the Board of Directors adopted an amendment to the Company's Articles of Incorporation to authorize the issuance of 30,000 shares of Series A Cumulative Convertible Preferred Stock, and to set the rights, privileges and preferences of such series. All 30,000 shares of the Series A preferred stock were issued by the Company on January 25, 1996 for an aggregate price of $750,000. The Series A preferred stock bears a $25 par value and is entitled to receive preferential cumulative dividends at the annual rate of $2.625 per share. Also, the Series A preferred stock is redeemable at the option of the Company and is convertible into common stock, at the option of the holders, at a conversion price of $0.40 per share.

NOTE G INCOME TAXES

         Through fiscal year 1994, Sarnia filed consolidated income tax returns with Versar, Inc. Taxes calculated on a separate company basis are reflected in the loss before extraordinary item and cumulative effect of change in accounting principle.

         On July 1, 1993, Sarnia adopted SFAS 109, which required Sarnia to compute deferred income taxes using the liability method. Sarnia recognized a charge of $440,000 in fiscal year 1994, representing the cumulative effect of adoption of SFAS 109. For the year ended June 30, 1994, Sarnia recorded an additional $140,000 of deferred income taxes related to additional tax-over-book depreciation, which resulted in an additional deferred tax liability and an additional loss carryforward.

                             SARNIA CORPORATION

         At June 30, 1996, the Company had, for tax reporting purposes, approximately $2,477,000 of net operating loss carryforwards available to offset future taxable income through 2009.

The provision for income taxes consists of the following :

                                                                      Years ended June 30,
                                                            -----------------------------------------
                                                             1996             1995             1994
                                                            -------          -------          -------
                                                                         (In thousands)
Deferred taxes
  Federal . . . . . . . . . . . . . . . .                   $  ---           $  ---           $ (140)
  State . . . . . . . . . . . . . . . . .                      ---              ---              ---
                                                            -------          -------          -------

Income tax provision  . . . . . . . . . .                   $  ---           $  ---           $ (140)
                                                            =======          =======          =======


Deferred tax (liabilities) assets are comprised of the following:

                                                                     June 30,
                                                            --------------------------
                                                              1996             1995
                                                            ---------        ---------
                                                                 (In thousands)
Deferred tax liabilities
  Depreciation  . . . . . . . . . . . . .                   $ (2,188)        $ (2,098)
Deferred tax assets
  Net operating loss carryforwards  . . .                        941              774
  Other . . . . . . . . . . . . . . . . .                         32              ---
                                                            ---------        ---------

                                                              (1,215)          (1,324)

  Valuation allowance . . . . . . . . . .                       (541)            (432)
                                                            ---------        ---------

Net deferred tax liabilities  . . . . . .                   $ (1,756)        $ (1,756)
                                                            =========        =========


The tax provision was composed of the following:

                                                                      Years ended June 30,
                                                            ------------------------------------------
                                                              1996           1995             1994
                                                            --------       --------          -------
                                                                        (In thousands)
Expected benefit at Federal statutory rate                  $    80           $   92           $  185

Limitation on use of net operating
losses  . . . . . . . . . . . . . . . . .                       (80)             (92)            (325)
                                                            --------          -------          -------

Tax provision . . . . . . . . . . . . . .                   $   ---           $  ---           $ (140)
                                                            ========          =======          =======

         The net change in the valuation allowance for deferred tax assets was an increase of $109,000 for fiscal year 1996. The change resulted from an increase in the net operating loss carryforwards due to the taxable losses in fiscal year 1996.

                             SARNIA CORPORATION

NOTE H  RELATED PARTY TRANSACTIONS

         On June 29, 1994, Versar initially rented 99,588 and 8,918 square feet of space from Sarnia at a rate of $13.49 and $8.00 per foot, respectively.
Both spaces were subject to 2% annual rent escalators. In June of 1995, Versar reduced the 99,588 square feet space to 73,371 square feet and increased the related escalation to 4%. On July 1, 1996, National Capital Preferred Provider Organization, Inc. ("NCPPO") occupied additional space of 5,132 square feet which reduced Versar's space to 68,239 square feet. The leases cover 35% of Sarnia's total space. Both leases are subject to adjustment on June 1, 1999 and 2004. At these dates, the lease payments will be adjusted to the current fair value at that time. The adjusted lease payments are subject to the contracted escalation in the following years.

         Sarnia and Versar maintained certain intercompany balances in fiscal year 1994. These intercompany balances were comprised of loans made from each party to the other. At the end of fiscal year 1994, Sarnia owed Versar $1,445,000. The $1,445,000 was forgiven when Sarnia was spun-off from Versar in June 1994. In fiscal year 1995, Versar loaned $265,000 to Sarnia primarily for payments of leasehold improvements, which was interest free. In fiscal year 1996, Sarnia paid Versar $83,000 leaving the loan balance at $182,000 on June 30, 1996.

         During fiscal year 1994 in connection with the Distribution, Versar assumed $1,000,000 of Sarnia's revolver loan and forgave Sarnia's intercompany payable balance due to Versar. The assumption and forgiveness of the loan and the payable, respectively, net of related transaction costs of $305,000, were credited directly to Sarnia's accumulated deficit during fiscal year 1994.

         The following expenses were allocated to Sarnia from Versar as discussed in Note B:

                                                                         Year ended June 30,
                                                            -------------------------------------------
                                                              1996              1995            1994
                                                            ---------        ---------        ---------
                                                                          (In thousands)
Real estate expenses  . . . . . . . . . .                   $     23         $     33         $     52
General and administrative expenses . . .                         36               36               75

NOTE I  RENTAL UNDER OPERATING LEASES

         Leases between Sarnia and its tenants expire from 1997 to 2009. During the years ended June 30, 1996, 1995 and 1994, rentals to major tenants were as follows:


                                                                        Years ended June 30,
                                                            -------------------------------------------
                                                               1996             1995             1994
                                                            ---------        ---------        ---------
                                                                           (In thousands)
Versar  . . . . . . . . . . . . . . . . .                   $  1,111         $  1,415         $  1,451
General Services Administration . . . . .                        170              208              230
RGE Engineering . . . . . . . . . . . . .                        300              286              254
C-Cubed Corporation . . . . . . . . . . .                        216              210              162
NCPPO . . . . . . . . . . . . . . . . . .                        236              ---              ---

                             SARNIA CORPORATION

     Noncancellable leases provide for approximate minimum rental payments during each of the next five years as set forth below. As to the Versar leases, it is assumed that the payments for the second and third five-year periods (the actual amounts of which will depend upon fair values at the adjustment dates) will be the same as the payments for the first five years. Certain of the other rentals may increase in future years based on changes in the Consumer Price Index and other rental increase factors. At July 1, 1996, 93.4% of Sarnia's space was leased.


                         Years ending June 30,                        Versar           Total
                         ---------------------                      ---------        ---------
                                                                           (In thousands)
                                  1997                              $   1,070        $   2,486
                                  1998                                  1,112            2,143
                                  1999                                  1,154            1,812
                                  2000                                    992            1,454
                                  2001                                  1,030            1,030
                                  Beyond 2001                           8,692            8,692
                                                                    ---------        ---------
                                                                    $  14,050        $  17,617
                                                                    =========        =========


NOTE J  QUARTERLY FINANCIAL INFORMATION  (UNAUDITED)

         Quarterly financial information for fiscal years 1996 and 1995 is as follows (in thousands, except per share amounts):

                                              Fiscal Year 1996                             Fiscal Year 1995
                                ------------------------------------------   -------------------------------------------
Quarter ending                   Jun 30     Mar 31     Dec 31     Sept 30     Jun 30      Mar 31       Dec 31   Sept 30
- - --------------                  --------   --------   --------   ---------   --------    --------     --------  --------
Real estate rental revenue  .   $   718    $   685    $   672    $    696    $   728     $   698      $  636    $  614

Net loss  . . . . . . . . . .        47         46         59          83         58          51          75        86

Net loss applicable to
  common stock  . . . . . . .        74         53         59          83         58          51          75        86

Net loss per share applicable
  to common stock . . . . . .   $  0.02    $  0.01    $  0.01    $   0.02    $  0.01     $  0.01      $ 0.02    $ 0.02
                                ========   ========   ========   =========   ========    ========     =======   =======

Weighted average number of
  shares outstanding  . . . .     4,573      4,573      4,573       4,573      4,573       4,573       4,573     4,573
                                ========   ========   ========   =========   ========    ========     =======   =======


Quarterly financial data may not equal annual totals due to rounding. Quarterly earnings per share data will not equal annual total due to fluctuations in common shares outstanding.