Form 10-Q
period 1996-09-30
SARNIA CORP
filed 1996-11-14
CIK 923021

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
[ X ]
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 1996 Commission File Number 0-24108
                              --------------------                      --------

                                 SARNIA CORPORATION
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

             VIRGINIA                                 54-1215366
----------------------------------------  --------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

          6850 Versar Center
         Springfield, Virginia                              22151
----------------------------------------  --------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code          (703) 642-6800
                                                  ------------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
                   (Former name, former address and former
                  fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X   No
                                 -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Class of Common Stock          Outstanding at October 31, 1996
    ---------------------          -------------------------------
        no par value                     4,572,545 shares

                            SARNIA CORPORATION

                            INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----

   PART I - FINANCIAL INFORMATION

      ITEM 1 - Financial Statements

               Balance Sheets as of
               September 30, 1996 and June 30, 1996.                       3

               Statements of Operations for the Three-Month
               Periods Ended September 30, 1996 and 1995.                  4

               Statements of Cash Flows
               for the Three-Month Periods Ended September 30,
               1996 and 1995.                                              5

               Notes to Financial Statements                             6-7

      ITEM 2 - Management's Discussion and Analysis
               of Financial Condition and Results of Operations          7-8


   PART II - OTHER INFORMATION

      ITEM 1 - Legal Proceedings                                           9

      ITEM 6 - Exhibits and Reports on Form 8-K                            9

   SIGNATURES                                                              10

                           SARNIA CORPORATION
                             BALANCE SHEETS
                             (In thousands)

                                              September 30,      June 30,
                                                  1996            1996
                                              -------------   -------------
                                               (Unaudited)

ASSETS
  Real estate, at cost. . . . . . . . .         $17,498          $17,444
  Other fixed assets, at cost . . . . .             136              136
  Accumulated depreciation/
   amortization . . . . . . . . . . . .          (5,349)          (5,215)
                                                --------         --------
                                                 12,285           12,365


  Cash. . . . . . . . . . . . . . . . .              36               55
  Rents and other receivables . . . . .              93              145
  Prepaid expenses and other
   assets . . . . . . . . . . . . . . .             199              197
                                                --------         --------

        Total assets. . . . . . . . . .         $12,613          $12,762
                                                ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Mortgages . . . . . . . . . . . . . .         $10,614          $10,739
  Accounts payable. . . . . . . . . . .             158              136
  Due to Versar . . . . . . . . . . . .             181              182
  Accrued salaries. . . . . . . . . . .              23               30
  Deferred income taxes . . . . . . . .           1,756            1,756
  Tenant security deposits. . . . . . .             434              456
  Other liabilities . . . . . . . . . .             239              260
                                                --------         --------

        Total liabilities . . . . . . .          13,405           13,559
                                                --------         --------

  Commitments and contingencies

Stockholders' Deficit
  Preferred stock, $25 par value;
   Series A cumulative convertible;
   1,000,000 shares authorized;
   30,000 shares issued and
   outstanding at September 30,
   and June 30, 1996. . . . . . . . . .             750              750
  Common stock, no par value;
   20,000,000 shares authorized;
   4,572,545 shares issued and
   outstanding at September 30,
   and June 30, 1996. . . . . . . . . .             ---              ---
  Accumulated deficit . . . . . . . . .          (1,542)          (1,547)
                                                --------         --------

        Total stockholders'
         deficit. . . . . . . . . . . .            (792)            (797)
                                                --------         --------

        Total liabilities and
         stockholders' deficit. . . . .         $12,613          $12,762
                                                ========         ========



  The accompanying notes are an integral part of these financial statements.

                               SARNIA CORPORATION
                           STATEMENTS OF OPERATIONS
              (Unaudited - in thousands, except per share amounts)

                                                 For the Three-Month
                                              Periods Ended September 30,
                                              ---------------------------

                                                 1996             1995
                                               --------         --------

Real estate rental revenue . . . . .           $   725          $   696

Real estate expenses . . . . . . . .               311              338
                                               --------         --------
                                                   414              358

Depreciation/amortization. . . . . .               152              154
General and administrative . . . . .                23               24
                                               --------         --------
Income from real estate. . . . . . .               239              180

Interest expense . . . . . . . . . .               214              263
                                               --------         --------

Net income (loss) before
 income taxes. . . . . . . . . . . .                25              (83)

Income taxes . . . . . . . . . . . .               ---              ---
                                               --------         --------
Net income (loss). . . . . . . . . .                25              (83)

Dividends on preferred stock . . . .                20              ---
                                               --------         --------
Net income (loss) applicable
 to common stock . . . . . . . . . .           $     5          $   (83)
                                               ========         ========

Net income (loss) per share
 applicable to common stock. . . . .           $   ---          $  (.02)
                                               ========         ========

Weighted average number of
 shares outstanding. . . . . . . . .             4,573            4,573
                                               ========         ========


The accompanying notes are an integral part of these financial statements.

                               SARNIA CORPORATION
                            STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                              For the Three-Month Periods
                                                  Ended September 30,
                                                 1996             1995
                                               --------         --------

Cash flows from operating activities
  Net income (loss) applicable to
   common stock. . . . . . . . . . . . .       $     5          $   (83)
  Adjustments to reconcile net
   income (loss) applicable to
   common stock to net cash provided
   by operating activities
    Depreciation/amortization. . . . . .           152              154
    Decrease in rents and other
     receivables . . . . . . . . . . . .            53               11
    Increase in prepaid and other
     assets. . . . . . . . . . . . . . .           (21)             (22)
    Increase (decrease) in accounts
     payable . . . . . . . . . . . . . .            22              (11)
    Decrease in accrued salaries . . . .            (7)              (5)
    Decrease in other liabilities. . . .           (23)             (41)
                                               --------         --------

Net cash provided by operating
 activities. . . . . . . . . . . . . . .           181                3
                                               --------         --------

Cash flow from investing activities
 Improvements to real estate . . . . . .           (54)             (29)
                                               --------         --------

Cash flow from financing activities
 Mortgage principal payments . . . . . .          (125)            (345)
 (Payment to) proceeds from
  Versar, net. . . . . . . . . . . . . .            (1)             371
 Payment of dividend on preferred
  stock. . . . . . . . . . . . . . . . .           (20)             ---
                                               --------         --------

Net cash flow (used in) provided by
 financing activities. . . . . . . . . .          (146)              26
                                               --------         --------

Net decrease in cash . . . . . . . . . .           (19)               0
Cash at beginning of period. . . . . . .            55                3
                                               --------         --------
Cash at end of period. . . . . . . . . .       $    36          $     3
                                               ========         ========

Supplemental disclosure of cash flow information:
  Cash paid during the
   period for Interest . . . . . . . . .       $   272          $   260




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

(B)  SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Sarnia Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1996 for additional information.

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of Management, the information reflects all adjustments necessary for a fair presentation of the Company's financial position as of September 30, 1996 and the results of operations for the three-month periods ended September 30, 1996 and 1995. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

Revenue recognition: Rental income is recognized based upon tenant lease agreements. Provisions for any anticipated lease losses are made in the period that the losses become evident. Revenue generated from the largest tenant, Versar, Inc., was $176,000 for the first quarter of fiscal year 1997 compared to the $285,000 in the same period last year.

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

Net income (loss) applicable to common stock per share: Net income (loss) applicable to common stock per share, is computed by dividing net income (loss) applicable to common stock by the number of shares outstanding during the applicable period being reported upon.

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

Impairment of Long-Lived Assets: In March 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 is effective for fiscal year 1997, and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 on July 1, 1996 did not have a material effect on the financial position of the Company.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First Quarter Comparison for Fiscal Year 1997 and 1996

     Real estate rental revenue in the first quarter of fiscal year 1997 increased by $29,000 (4%) compared to the first quarter of fiscal year 1996.
The increase is attributable to existing tenants leasing additional office space and rent escalations.

     Real estate expenses in the first quarter of fiscal year 1997 decreased by $27,000 (8%) compared to the first quarter of fiscal year 1996. The decrease is due to lower third party pass through costs associated with the tenant requested improvements in the first quarter of fiscal year 1997.

     Depreciation/amortization for the first quarter of fiscal year 1997 was $2,000 (1%) lower than the $154,000 reported in fiscal year 1996. The decrease is due to fully amortized assets that were placed in service in prior years.

     General and administrative expense in the first quarter of fiscal year 1997 of $23,000 remained at the same level as in the first quarter of fiscal year 1996.

     Interest expense for the first quarter of fiscal year 1997 was $49,000 (19%) lower than that reported in the first quarter of fiscal year 1996. The decrease is due to therefinancing of mortgage debt, which took place in the third quarter of fiscal year 1996 at lower interest rates.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Preferred stock dividends for the first quarter of fiscal year 1997 were $20,000.

     The net income applicable to common stock for the first quarter of fiscal year 1997 was $5,000 compared to the net loss applicable to common stock of $83,000 in the same time last year. The improvement in earnings was due to higher real estate rental income, lower real estate costs, and lower interest expenses as mentioned above.

Liquidity and Capital Resources

     Cash flow provided by operating activities was $181,000 for the first quarter of fiscal year 1997 compared to the $3,000 for the same period last year. The improved net income and the collection of accounts receivables resulted higher net cash provided by operating activities.

     Sarnia is financed through a first mortgage of $9 million with I.D.S. Life Insurance Company at the fixed rate of 7.75% which is being amortized over twenty-two years and with a balloon payment due in 2003. Sarnia also has a second mortgage of $500,000 with the Riggs National Bank at the prime rate reported in the Wall Street Journal plus 2% (currently 10.25%) payable in 12 equal monthly installments. On June 30, 1996, the maturity date of the second mortgage was extended to July 1, 1997. Sarnia also has a $1.5 million term loan with the Riggs National Bank at the prime rate reported in the Wall Street Journal plus 1% (currently 9.25%). The term loan is amortized over seven years payable in 66 equal monthly installments through 2003 starting in July 1997. In 1996, Sarnia issued $750,000 of Series A Cumulative Convertible Preferred Stock to a group of private investors.

     Sarnia expects that it will require $80,000 for capital expenditures to be made during fiscal year 1997. It is anticipated that of such $80,000, approximately $50,000 will be used for remodeling vacant space, and approximately $30,000 will be used for other miscellaneous capital expenditures. Management believes that funds generated from rents should be sufficient to meet Sarnia's operating needs, including capital expenditures. Versar is not required to support Sarnia's operations other than guaranteeing the $1.5 million term loan as discussed above.

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

Item 6 - Exhibits and Reports on Form 8-K.

     (A) Exhibits
          Exhibit 11 - Statement Re:  Computation of Per Share Earnings
          Exhibit 27 - Financial Data Schedules

     (B) Reports on Form 8-K
          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 SARNIA CORPORATION
                                            ---------------------------
                                                    (Registrant)






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












Date:  November 13, 1996