Form 10-Q
period 1996-12-31
SARNIA CORP
filed 1997-02-07
CIK 923021

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
[ X ]
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 1996 Commission File Number 0-24108
                              -------------------                      --------


                               SARNIA CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              VIRGINIA                                  54-1215366
----------------------------------------  -------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

         6850 Versar Center
        Springfield, Virginia                              22151
----------------------------------------  -------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (703) 642-6800
                                                  -----------------------------

                                  Not Applicable
-------------------------------------------------------------------------------
                     (Former name, former address and former
                    fiscal year, if changed since last report.)

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

    Class of Common Stock           Outstanding at January 31, 1997
    ---------------------           -------------------------------
        no par value                        4,572,545 shares

                            SARNIA CORPORATION

                            INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          ----

   PART I - FINANCIAL INFORMATION

      ITEM 1 - Financial Statements

               Balance Sheets as of
               December 31, 1996 and June 30, 1996.                         3

               Statements of Operations for the Three-Month
               and Six-Month Periods Ended December 31, 1996
               and 1995.                                                    4

               Statements of Cash Flows for the Six-Month
               Periods Ended December 31, 1996 and 1995.                    5

               Notes to Financial Statements                              6-7

      ITEM 2 - Management's Discussion and Analysis
               of Financial Condition and Results of Operations           7-9


   PART II - OTHER INFORMATION

      ITEM 1 - Legal Proceedings                                            9

      ITEM 4 - Submission of Matters to Vote of Stockholders                9

      ITEM 6 - Exhibits and Reports on Form 8-K                             9

   SIGNATURES                                                               10

                           SARNIA CORPORATION
                             BALANCE SHEETS
                             (In thousands)

                                          December 31,     June 30,
                                             1996            1996
                                          ------------   ------------
                                          (Unaudited)

ASSETS
  Real estate, at cost. . . . . . . . .      $17,553         $17,444
  Other fixed assets, at cost . . . . .          136             136
  Accumulated depreciation/
   amortization . . . . . . . . . . . .       (5,484)         (5,215)
                                             --------        --------
                                              12,205          12,365


  Cash. . . . . . . . . . . . . . . . .           76              55
  Rents and other receivables . . . . .           15             145
  Prepaid expenses and other
   assets . . . . . . . . . . . . . . .          199             197
                                             --------        --------

        Total assets. . . . . . . . . .      $12,495         $12,762
                                             ========        ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Mortgages . . . . . . . . . . . . . .      $10,501         $10,739
  Accounts payable. . . . . . . . . . .          123             136
  Due to Versar . . . . . . . . . . . .          178             182
  Accrued salaries. . . . . . . . . . .           28              30
  Deferred income taxes . . . . . . . .        1,756           1,756
  Tenant security deposits. . . . . . .          439             456
  Other liabilities . . . . . . . . . .          272             260
                                             --------        --------

        Total liabilities . . . . . . .       13,297          13,559
                                             --------        --------

  Commitments and contingencies

Stockholders' Deficit
  Preferred stock, $25 par value;
   Series A cumulative convertible;
   1,000,000 shares authorized;
   30,000 shares issued and
   outstanding at December 31,
   and June 30, 1996. . . . . . . . . .          750             750
  Common stock, no par value;
   20,000,000 shares authorized;
   4,572,545 shares issued and
   outstanding at December 31,
   and June 30, 1996. . . . . . . . . .          ---             ---
  Accumulated deficit . . . . . . . . .       (1,552)         (1,547)
                                             --------        --------

        Total stockholders'
         deficit. . . . . . . . . . . .         (802)           (797)
                                             --------        --------
        Total liabilities and
         stockholders' deficit. . . . .      $12,495         $12,762
                                             ========        ========


  The accompanying notes are an integral part of these financial statements.

                                SARNIA CORPORATION
                             STATEMENTS OF OPERATIONS
               (Unaudited - in thousands, except per share amounts)

                         For the Three-Month            For the Six-Month
                      Periods Ended December 31,     Periods Ended December 31,
                      --------------------------     --------------------------

                                       1996      1995         1996      1995
                                     -------   -------      -------   -------

Real estate rental revenue . . .     $  716    $  672       $1,441    $1,368

Real estate expenses . . . . . .        317       297          629       635
                                     -------   -------      -------   -------
                                        399       375          812       733

Depreciation/amortization. . . .        155       156          306       309
General and administrative . . .         23        24           47        48
                                     -------   -------      -------   -------
Income from real estate. . . . .        221       195          459       376

Interest expense . . . . . . . .        211       254          425       518
                                     -------   -------      -------   -------

Net income (loss) before
 income taxes. . . . . . . . . .         10       (59)          34      (142)

Income taxes . . . . . . . . . .        ---       ---          ---       ---
                                     -------   -------      -------   -------
Net income (loss). . . . . . . .         10       (59)          34      (142)

Dividends on preferred stock . .         20       ---           39       ---
                                     -------   -------      -------   -------
Net loss applicable
 to common stock . . . . . . . .     $  (10)   $  (59)      $   (5)   $ (142)
                                     =======   =======      =======   =======

Net loss per share
 applicable to common stock. . .     $  ---    $ (.01)      $  ---    $ (.03)
                                     =======   =======      =======   =======

Weighted average number of
 shares outstanding. . . . . . .      4,573     4,573        4,573     4,573
                                     =======   =======      =======   =======



   The accompanying notes are an integral part of these financial statements.

                               SARNIA CORPORATION
                            STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                 For the Six-Month Periods
                                                     Ended December 31,
                                                 -------------------------
                                                   1996            1995
                                                 -------         -------

Cash flows from operating activities
  Net loss applicable to common
   stock. . . . . . . . . . . . . . . .          $   (5)         $ (142)
  Adjustments to reconcile net
   loss applicable to common
   stock to net cash provided
   by operating activities
    Depreciation/amortization . . . . .             306             309
                                                 -------         -------
           Subtotal . . . . . . . . . .             301             167

    Decrease in rents and other
     receivables. . . . . . . . . . . .              78              23
    Increase in prepaid and other
     assets . . . . . . . . . . . . . .             (40)           (226)
    (Decrease) increase in accounts
     payable. . . . . . . . . . . . . .             (13)            130
    (Decrease) increase in accrued
     salaries . . . . . . . . . . . . .              (2)              1
    Increase (decrease) in other
     liabilities. . . . . . . . . . . .              35             (81)
                                                 -------         -------

Net cash provided by operating
 activities . . . . . . . . . . . . . .             359              14
                                                 -------         -------

Cash flow from investing activities
 Improvements to real estate. . . . . .             (57)            (36)
                                                 -------         -------

Cash flow from financing activities
 Mortgage principal payments. . . . . .            (238)           (691)
 (Payment to) proceeds from
  Versar, net . . . . . . . . . . . . .              (4)            713
 Payment of dividend on preferred
  stock . . . . . . . . . . . . . . . .             (39)            ---
                                                 -------         -------

Net cash flow (used in) provided by
 financing activities . . . . . . . . .            (281)             22
                                                 -------         -------

Net increase in cash. . . . . . . . . .              21               0
Cash at beginning of period . . . . . .              55               3
                                                 -------         -------

Cash at end of period . . . . . . . . .          $   76          $    3
                                                 =======         =======

Supplemental disclosure of cash flow information:
 Cash paid during the
  period for Interest . . . . . . . . .          $  484          $  512



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

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of Management, the information reflects all adjustments necessary for a fair presentation of the Company's financial position as of December 31, 1996 and the results of operations for the six-month periods ended December 31, 1996 and 1995. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

Revenue recognition: Rental income is recognized based upon tenant lease agreements. Provisions for any anticipated lease losses are made in the period that the losses become evident. Revenue generated from the largest tenant, Versar, Inc., was $518,000 for the six-month period of fiscal year 1997 compared to the $560,000 in the same period last year.

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

Net loss per share applicable to common stock: Net loss per share applicable to common stock is computed by dividing net loss applicable to common stock by the number of shares outstanding during the applicable period being reported upon.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Second Quarter Comparison for Fiscal Year 1997 and 1996
-------------------------------------------------------

     Real estate rental revenue in the second quarter of fiscal year 1997 increased by $44,000 (7%) compared to the second quarter of fiscal year 1996. The increase is attributable to existing tenants leasing additional office space and rent escalations.

     Real estate expenses in the second quarter of fiscal year 1997 increased by $20,000 (7%) compared to the second quarter of fiscal year 1996. The increase is due to higher operating expenses as a result of increased building occupancy rates.

     Depreciation/amortization for the second quarter of fiscal year 1997 was $1,000 lower than the $156,000 reported in fiscal year 1996. The decrease is due to fully amortized assets that were placed in service in prior years outpaced the new assets that were placed in service in current years. Depreciation/amortization expense related to the buildings was $99,000 with the remainder $56,000 being related to tenant improvements and brokerage fee.

     General and administrative expense in the second quarter of fiscal year 1997 of $23,000 remained at approximately the same level as in the second quarter of fiscal year 1996.

     Interest expense for the second quarter of fiscal year 1997 was $43,000 (17%) lower than that reported in the second quarter of fiscal year 1996. The decrease is due to the refinancing of mortgage debt, which took place in the third quarter of fiscal year 1996 at lower interest rates.

     Preferred stock dividends for the second quarter of fiscal year 1997 were $20,000.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The net loss applicable to common stock for the second quarter of fiscal year 1997 was $10,000 compared to the net loss applicable to common stock of $59,000 in the same time last year. The decrease in net loss was due to higher real estate rental income off-set by higher real estate expense and lower interest expenses as mentioned above.

Six Month Comparison for Fiscal Year 1997 and 1996
--------------------------------------------------

     Real estate rental income for the six months of fiscal year 1997 was $1,441,000, an increase of $73,000 (5%) compared to the rental income of $1,368,000 a year ago. The increase is attributable to existing tenants leasing additional space, new tenants, and rent escalations.

     Real estate expenses in the first six months of fiscal year 1997 decreased $6,000 (1%) compared to the real estate expense in the first six months of fiscal year 1996. The decrease is due to the consulting and legal expenses incurred for the refinancing of debt in fiscal year 1996 and no such expenses were incurred in fiscal year 1997.

     Depreciation/amortization for the first six months of fiscal year 1997 decreased by $3,000 (1%) compared to the same period last year. The decrease is due to assets that were placed in service in prior years which were fully amortized. Depreciation/amortization expense related to the buildings was $197,000 and the remainder $109,000 being related to tenant improvements and brokerage fee.

     General and administrative expense for the six months of fiscal year 1997 of $47,000 was $1,000 lower than that of a year ago. The decrease is due to lower insurance expense when compared to fiscal year 1996.

     Interest expense for the first six months was $93,000 (18%) lower than that reported in the first six months of fiscal year 1996. The decrease is due to the refinancing of debt at lower interest rate and the continuous principal payment throughout the year.

     Preferred stock dividends for the first six months of fiscal year 1997 were $39,000.

     The net loss applicable to common stock for the first six months was $5,000, a decrease of $137,000 when compared to the net loss of $142,000 for the comparable period last year. The decrease is primarily attributable to higher rental income, controlled real estate costs and lower interest expense as mentioned above.

Liquidity and Capital Resources
-------------------------------

     Cash flow provided by operating activities was $359,000 for the six-month period of fiscal year 1997 compared to the $14,000 for the same period last year. The decrease in net loss and the collection of accounts receivables resulted in higher net cash provided by operating activities. Earnings before interest, taxes, depreciation and amortization was $765,000 as compared to $685,000 for the same period last year.

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

In 1996, Sarnia issued $750,000 of Series A Cumulative Convertible Preferred Stock to a group of private investors.

     Sarnia expects that it will require $30,000 for capital expenditures to be made in the remainder of fiscal year 1997. It is anticipated that of such $30,000, approximately $20,000 will be used for remodeling vacant space, and approximately $10,000 will be used for other miscellaneous capital expenditures. Management believes that funds generated from rents should be sufficient to meet Sarnia's operating needs, including capital expenditures. Versar is not required to support Sarnia's operations other than guaranteeing the $1.5 million term loan as discussed above.

Impact of Inflation
-------------------

     Sarnia continually seeks to protect itself from the effects of inflation. The majority of its leases provide for annual increases based on fixed percentages or increases in the Consumer Price Index.


                       PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     Sarnia is not a party to any litigation.

Item 4 - Submission of Matters to Vote of Stockholders

     The Company's Annual Meeting of Stockholders was held on November 14, 1996. The matters voted on at the Annual meeting were as follows:

     (1)  The Election of Directors
               The nomination of Benjamin M. Rawls and James N. Schwarz to serve as directors of the Company was approved as indicated below:

                                 Vote         Withheld
                                  for        Authority        Exceptions
                              ---------      ---------        ----------

                              3,749,425        16,811            12,870

     (2) Ratification of the Appointment of Arthur Andersen LLP as the Independent Accountants for fiscal year 1997.
               Arthur Andersen was ratified as the Company's independent accountants as follows:

                                  For        Against        Abstain
                              ---------      -------        -------

                              3,732,266      43,715          3,125

Item 6 - Exhibits and Reports on Form 8-K.

     (A) Exhibits
          Exhibit 27 - Financial Data Schedules

     (B) Reports on Form 8-K
          None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 SARNIA CORPORATION
                                              ------------------------
                                                     (Registrant)






                                       By:    /S/ Charles I. Judkins, Jr.
                                          -------------------------------------
                                           Charles I. Judkins, Jr.,
                                           President and Chief Executive Officer
                                           (duly authorized officer and
                                           Principal Financial Officer)












Date:  February 7, 1997