Form 10-Q
period 1997-03-31
SARNIA CORP
filed 1997-05-12
CIK 923021

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549

                                      FORM 10-Q

(Mark One)
[ X ]
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 1997 Commission File Number 0-24108
                              ----------------                      --------


                                 SARNIA CORPORATION
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                 VIRGINIA                              54-1215366
-----------------------------------------  ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

             6850 Versar Center
            Springfield, Virginia                            22151
-----------------------------------------  ------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code         (703) 642-6800
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

      Class of Common Stock                    Outstanding at April 30, 1997
      ---------------------                    -----------------------------
          no par value                                 4,572,545 shares

                                SARNIA CORPORATION

                                INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----

   PART I - FINANCIAL INFORMATION

      ITEM 1 - Financial Statements

               Balance Sheets as of
               March 31, 1997 and June 30, 1996.                              3

               Statements of Operations for the Three-Month
               and Nine-Month Periods Ended March 31, 1997
               and 1996.                                                      4

               Statements of Cash Flows for the Nine-Month
               Periods Ended March 31, 1997 and 1996.                         5

               Notes to Financial Statements                                6-7

      ITEM 2 - Management's Discussion and Analysis
               of Financial Condition and Results of Operations             7-9


   PART II - OTHER INFORMATION

      ITEM 1 - Legal Proceedings                                             10

      ITEM 6 - Exhibits and Reports on Form 8-K                              10

   SIGNATURES                                                                11


                               SARNIA CORPORATION
                                 BALANCE SHEETS
                                 (In thousands)

                                                  March 31,          June 30,
                                                   1997                1996
                                                -----------        ------------
                                                (Unaudited)
ASSETS
    Real estate, at cost . . . . . . .          $  17,526           $  17,444
    Other fixed assets, at cost. . . .                136                 136
    Accumulated depreciation/
      amortization . . . . . . . . . .             (5,611)             (5,215)
                                                ----------          ----------
                                                   12,051              12,365

    Cash . . . . . . . . . . . . . . .                 18                  55
    Rents and other receivables. . . .                 15                 145
    Prepaid expenses and other
      assets . . . . . . . . . . . . .                194                 197

               Total assets. . . . . .          $  12,278           $  12,762
                                                =========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
    Mortgages. . . . . . . . . . . . .          $  10,387           $  10,739
    Accounts payable . . . . . . . . .                106                 136
    Due to Versar. . . . . . . . . . .                175                 182
    Accrued salaries . . . . . . . . .                 21                  30
    Deferred income taxes. . . . . . .              1,756               1,756
    Tenant security deposits . . . . .                436                 456
    Other liabilities. . . . . . . . .                203                 260

               Total liabilities . . .             13,084              13,559
                                                ---------           ---------

    Commitments and contingencies

    Stockholders' Deficit
      Preferred stock, $25 par value;
      Series A cumulative convertible;
      1,000,000 shares authorized;
      30,000 shares issued and
      outstanding at March 31, 1997
      and June 30, 1996. . . . . . . .               750                 750
     Common stock, no par value;
      20,000,000 shares authorized;
      4,572,545 shares issued and
      outstanding at March 31, 1997
      and June 30, 1996. . . . . . . .               ---                 ---
     Accumulated deficit . . . . . . .            (1,556)             (1,547)
                                               ----------          ----------
               Total stockholders'
                 deficit . . . . . . .              (806)               (797)
                                               ----------          ----------

               Total liabilities
                 and stockholders'
                 deficit . . . . . . .         $  12,278           $  12,762
                                               ==========          ==========

    The accompanying notes are an integral part of these financial statements.

                               SARNIA CORPORATION
                            STATEMENTS OF OPERATIONS
               (Unaudited - in thousands, except per share amounts)

                                 For the Three-Month      For the Nine-Month
                               Periods Ended March 31,  Periods Ended March 31,
                               -----------------------  -----------------------

                                           1997      1996     1997      1996
                                        --------- --------- --------- ---------
Real estate rental revenue: . . .       $    724  $    685  $  2,165  $  2,053

Real estate expenses. . . . . . .            324       308       952       944
                                        --------- --------- --------- ---------
                                             400       369     1,213     1,101

Depreciation/amortization . . . .            154       155       460       465
General and administrative. . . .             23        24        70        72
                                        --------- --------- --------- ---------
Income from real estate . . . . .            223       190       683       564

Interest expense. . . . . . . . .            208       235       633       752

Net income (loss) before
 income taxes . . . . . . . . . .             15       (45)       50      (188)

Income taxes. . . . . . . . . . .            ---       ---       ---       ---
                                        --------- --------- --------- ---------
Net income (loss) . . . . . . . .             15       (45)       50      (188)

Dividends on preferred stock. . .             19         8        59         8
                                        --------- --------- --------- ---------
Net loss applicable
 to common stock. . . . . . . . .       $     (4) $    (53) $     (9) $   (196)
                                        ========= ========= ========= =========

Net loss per share
 applicable to common stock . . .       $    ---  $   (.01) $    ---  $   (.04)
                                        ========= ========= ========= =========

Weighted average number of
 shares outstanding . . . . . . .          4,573     4,573     4,573     4,573


    The accompanying notes are an integral part of these financial statements.

                               SARNIA CORPORATION
                            STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                   For the Nine-Month Periods
                                                        Ended March 31,
                                                   --------------------------
                                                      1997             1996
                                                   ---------        ---------
Cash flows from operating activities
  Net loss applicable to common
   stock. . . . . . . . . . . . . . . . . . . .    $     (9)        $   (196)
  Adjustments to reconcile net
   loss applicable to common
   stock to net cash provided
   by operating activities
    Depreciation/amortization . . . . . . . . .         460              465
                                                   ---------        ---------
           Subtotal . . . . . . . . . . . . . .         451              269

    Decrease in rents and other
     receivables. . . . . . . . . . . . . . . .          96               15
    (Increase) decrease in prepaid and other
     assets . . . . . . . . . . . . . . . . . .         (52)              11
    (Decrease) increase in accounts
     payable. . . . . . . . . . . . . . . . . .         (30)              45
    Decrease in accrued salaries. . . . . . . .          (9)              (9)
    Decrease in other liabilities . . . . . . .         (18)              (1)
                                                   ---------        ---------

Net cash provided by operating
 activities . . . . . . . . . . . . . . . . . .         438              330
                                                   ---------        ---------

Cash flow from investing activities
 Improvements to real estate. . . . . . . . . .         (57)             (43)
                                                   ---------        ---------

Cash flow from financing activities
 Mortgage principal payments. . . . . . . . . .         ---          (12,062)
 Refinanced new mortgage. . . . . . . . . . . .         ---           11,000
 Principal payments on new mortgage . . . . . .        (352)            (110)
 Payment to Versar, net . . . . . . . . . . . .          (7)            (107)
 Issuance of preferred stock. . . . . . . . . .         ---              750
 Deposit received . . . . . . . . . . . . . . .         ---              250
 Payment of dividend on preferred stock . . . .         (59)              (8)
                                                   ---------        ---------

Net cash flow used in financing
 activities . . . . . . . . . . . . . . . . . .        (418)            (287)
                                                   ---------        ---------

Net decrease in cash. . . . . . . . . . . . . .         (37)               0
Cash at beginning of period . . . . . . . . . .          55                3
                                                   ---------        ---------

Cash at end of period . . . . . . . . . . . . .    $     18         $      3
                                                   =========        =========


Supplemental disclosure of cash flow information:
   Cash paid during the period for
     Interest . . . . . . . . . . . . . . . . .    $    693         $    828


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

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of Management, the information reflects all adjustments necessary for a fair presentation of the Company's financial position as of March 31, 1997 and the results of operations for the nine-month periods ended March 31, 1997 and 1996. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

Revenue recognition: Rental income is recognized based upon tenant lease agreements. Provisions for any anticipated lease losses are made in the period that the losses become evident. Revenue generated from the largest tenant, Versar, Inc., was $777,000 for the nine-month period of fiscal year 1997 compared to the $836,000 in the same period last year.

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

Income taxes: The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. The Company follows Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 mandates a liability method for computing deferred income taxes. Provisions for deferred income taxes are made in recognition of temporary differences between the book and tax bases of accounting.

Impairment of Long-Lived Assets: In March 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 on July 1, 1996 did not have a material effect on the financial position of the Company.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" in February 1997. SFAS 128 requires a company to present basic and diluted earnings per share amounts for net income on the face of the consolidated statement of operations. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during this period. Diluted earnings per share takes into consideration the effect of all potential dilutive common shares that were outstanding during the period. The statement is effective for period ending after December 15, 1997; earlier application is not permitted.

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements
---------------------------------------------------------

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding costs controls and reductions, the expected resolution of delays in billing of certain projects, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and the possibility of the Company making acquisitions during the next 12 to 18 months. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
---------------------

Third Quarter Comparison for Fiscal Year 1997 and 1996
------------------------------------------------------

     Real estate rental revenue in the third quarter of fiscal year 1997 increased by $39,000 (6%) compared to the third quarter of fiscal year 1996. The increase is attributable to existing tenants leasing additional office space and rent escalations.

     Real estate expenses in the third quarter of fiscal year 1997 increased by $16,000 (5%) compared to the third quarter of fiscal year 1996. The increase is due to higher real estate tax expense and higher operating expenses as a result of increased building occupancy rates.

     Depreciation/amortization for the third quarter of fiscal year 1997 was $1,000 lower than the $155,000 reported in fiscal year 1996. The decrease is due to fully amortized assets that were placed in service in prior years outpacing the new assets that were placed in service in current years. Depreciation/amortization expense related to the buildings was $98,000 with the remainder $56,000 being related to tenant improvements and brokerage fee.

     General and administrative expense in the third quarter of fiscal year 1997 of $23,000 remained at approximately the same level as in the third quarter of fiscal year 1996.

     Interest expense for the third quarter of fiscal year 1997 was $27,000 (11%) lower than that reported in the third quarter of fiscal year 1996. The decrease is due to the refinancing of mortgage debt, which took place in the third quarter of fiscal year 1996 at lower interest rates.

     Preferred stock dividends for the third quarter of fiscal year 1997 were $19,000 compared to the $8,000 recorded in fiscal year 1996. The preferred stock was issued in late January 1996 and the $8,000 represented a partial quarter worth of dividends.

     The net loss applicable to common stock for the third quarter of fiscal year 1997 was $4,000 compared to the net loss applicable to common stock of $53,000 in the same time last year. The decrease in net loss was due to higher real estate rental income off-set by higher real estate expense and lower interest expenses as mentioned above.

Nine Month Comparison for Fiscal Year 1997 and 1996
---------------------------------------------------

     Real estate rental income for the nine months of fiscal year 1997 was $2,165,000, an increase of $112,000 (5%) compared to the rental income of $2,053,000 a year ago. The increase is attributable to existing tenants leasing additional space, new tenants, and rent escalations.

     Real estate expenses in the first nine months of fiscal year 1997 increased $8,000 (1%) compared to the real estate expense in the first nine months of fiscal year 1996. The increase is attributable to the increase in real estate tax off-set by the decrease in legal expenses related to debt refinance in fiscal year 1996.

     Depreciation/amortization for the first nine months of fiscal year 1997 decreased by $5,000 (1%) compared to the same period last year. The decrease is due to assets that were placed in service in prior years which were fully amortized. Depreciation/amortization expense related to the buildings was $295,000 and the remainder $165,000 being related to tenant improvements and brokerage fee.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     General and administrative expense for the nine months of fiscal year 1997 of $70,000 was $2,000 lower than that of a year ago. The decrease is due to lower insurance expense when compared to fiscal year 1996.

     Interest expense for the first nine months was $119,000 (16%) lower than that reported in the first nine months of fiscal year 1996. The decrease is due to the refinancing of debt at lower interest rate and the continuous principal payment throughout the year.

     Preferred stock dividends for the first nine months of fiscal year 1997 were $59,000 compared to $8,000 for the same period last year. The $8,000 represented the first two months of the preferred dividends since the stock issuance in late January 1996.

     The net loss applicable to common stock for the first nine months was $9,000, a decrease of $187,000 when compared to the net loss of $196,000 for the comparable period last year. The decrease is primarily attributable to higher rental income, controlled real estate costs and lower interest expense as mentioned above.

Liquidity and Capital Resources
-------------------------------

     Cash flow provided by operating activities was $438,000 for the nine-month period of fiscal year 1997 compared to the $330,000 for the same period last year. The decrease in net loss and the collection of accounts receivables in higher net cash provided by operating activities. Earnings before interest, taxes, depreciation and amortization was $1,143,000 as compared to $1,029,000 for the same period last year.

     Sarnia is financed through a first mortgage of $9 million with I.D.S. Life Insurance Company at the fixed rate of 7.75% which is being amortized over twenty-two years and with a balloon payment due in 2003. Sarnia also has a second mortgage of $500,000 with the Riggs National Bank at the prime rate reported in the Wall Street Journal plus 2% (currently 10.50%) payable in 12 equal monthly installments. On June 30, 1996, the maturity date of the second mortgage was extended to July 1, 1997. Sarnia also has a $1.5 million term loan with the Riggs National Bank at the prime rate reported in the Wall Street Journal plus 1% (currently 9.50%). The term loan is amortized over seven years payable in 66 equal monthly installments through 2003 starting in July 1997. In 1996, Sarnia issued $750,000 of Series A Cumulative Convertible Preferred Stock to a group of private investors.

     Sarnia expects that it will require $35,000 for capital expenditures to be made in the remainder of fiscal year 1997. It is anticipated that of such $35,000, approximately $20,000 will be used for remodeling vacant space, and approximately $15,000 will be used for other miscellaneous capital expenditures. Management believes that funds generated from rents should be sufficient to meet Sarnia's operating needs, including capital expenditures. Versar is not required to support Sarnia's operations other than guaranteeing the $1.5 million term loan as discussed above.

Impact of Inflation
-------------------

     Sarnia continually seeks to protect itself from the effects of inflation. The majority of its leases provide for annual increases based on fixed percentages or increases in the Consumer Price Index.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     Sarnia is a party to various legal actions that arise in the normal course of business. The Company believes that an ultimate unfavorable resolution of these other legal actions will not have a material adverse effect on its financial condition and results of operations.

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






                                                       SARNIA CORPORATION
                                                   ------------------------
                                                         (Registrant)






                                          By:  /s/ Charles I. Judkins, Jr.
                                             ----------------------------------
                                              Charles I. Judkins, Jr.,
                                              President and Chief
                                              Executive Officer
                                              (duly authorized officer
                                              and Principal Financial
                                              Officer)












Date: May 8, 1997