Form 10-K
period 1997-06-30
SARNIA CORP
filed 1997-09-18
CIK 923021

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             ------------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended                            Commission File
           June 30, 1997                                      No. 0-24108

                                   ----------

                               Sarnia Corporation
             (Exact name of registrant as specified in its charter)

               Virginia                                 54-1215366
  (State or other jurisdiction of           (I.R.S. employer identification no.)
   incorporation or organization)
6850 Versar Center, Springfield, Virginia                  22151
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

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 2, 1997 was approximately $1,181,622.

   The number of shares of Common Stock outstanding as of September 2, 1997 was 4,572,545.

   The Exhibit Index is located on Pages 14 through 15 hereof.

                                   ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 1997 Annual Meeting of Stockholders scheduled to be held on November 12, 1997 are incorporated by reference into
Part III hereof.

                                     PART I

Item 1.  Business

Forward Looking Statements

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding cost controls and reductions, the expected annual rent escalations, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and the possibility of tenants continuing to renew their leases. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

         Sarnia Corporation ("Sarnia" or "the Company") is the owner and operator of commercial real estate. Its sole asset is an office park of approximately 18.3 acres located in Springfield, Virginia known as Versar Center. Sarnia was incorporated in Virginia on November 22, 1982 (under the name of Versar Virginia, Inc.) to acquire property from its then parent corporation, Versar, Inc. ("Versar"), in order to own, develop and manage the Versar Center complex. On June 30, 1994, Versar spun-off Sarnia to Versar's shareholders on the basis of one share of Sarnia common stock for every outstanding share of Versar common stock. Sarnia is now a public company traded on the over-the-counter market.

         Versar Center consists of two four-story office buildings: the 6850 Building (approximately 108,000 square feet) which was constructed in 1982, and the 6800 Building (approximately 120,500 square feet) which was constructed in 1986. At the end of June 1997, the 6850 Building was 98% leased and the 6800 Building was 97% leased. On June 29, 1994, Versar and Sarnia entered into two 15-year leases through May 2009 pursuant to which Versar leased from Sarnia 108,506 square feet (99,588 of which was located in the 6850 Building). On June 22, 1995, Versar's lease in the 6850 Building was modified to reduce the square footage from 99,588 to 73,371. On July 1, 1996 Versar modified its lease in the 6850 Building to further reduce the square footage from 73,371 to 68,239. Four major tenants, the General Services Administration ("GSA"), Cornet, C-Cubed Corporation and RGE Engineering, lease approximately 68% of the 6800 Building and have leases which terminate between February 1999 and June 2001.

         Sarnia believes that the relatively stable employment base provided by the federal government, supplemented by moderate business growth in the region, makes Versar Center an attractive real estate investment. Because of the presence of the federal government, the area has attracted a high percentage of professional workers which provide the region with a private sector labor force base particularly suited to an increasingly service-oriented national economy.

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

         Fairfax County, in which Versar Center is located, has experienced growth in the past in terms of residential, commercial and industrial development. In the past two years, the regional economy, especially in Northern Virginia and Fairfax County has become robust. That, combined with the lack of new buildings under construction has lead to an increase in occupancy and generally higher rentals for vacant or renewed office space.

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

Operating Data

         The occupancy rate for the 6850 Building for fiscal years 1997 through 1993 was 98%, 93%, 99%, 93% and 94%, respectively. The occupancy rate for the 6800 Building for fiscal years 1997 through 1993 was 97%, 94%, 93%, 85% and 79%, respectively.

         The principal businesses conducted by the tenants in the 6800 Building and the 6850 Building are as follows: environmental consulting, government agencies, government contractors, an architectural firm, a health care provider organization and other various service businesses. Versar and National Capital Preferred Provider Organization, Inc. ("NCPPO") are the only tenants which occupy more than 10% of the total rentable space in the 6850 Building. Versar's principal business is environmental engineering and consulting, and NCPPO is a national health care provider. C-Cubed Corporation, Cornet, GSA and RGE Engineering each occupy more than 10% of the rentable space in the 6800 building. The loss of any of these tenants, if not replaced on substantially similar terms, would have an adverse effect on Sarnia's results of operations and financial condition.

         Versar entered into lease agreements with Sarnia for 68,239 square feet of office space in the 6850 Building, and 4,918 square feet of storage space in the 6800 Building, at an annual aggregate rent of $1,037,000. Both leases expire on May 31, 2009. The lease on 6850 Building has an annual 4% escalation in rent costs with fair market adjustment every five years at June 1, 1999 and June 1, 2004. The lease on 6800 Building is subject to 2% annual rent escalation. There are no renewal options in the leases.

         With respect to the 6850 Building, the average effective annual rental per square foot was $14.02, $13.59, $13.52, $13.41 and $14.04 for fiscal years 1997, 1996, 1995, 1994 and 1993, respectively. With respect to the 6800 Building, the average effective annual rental per square foot was $12.60, $11.76, $11.52, $11.29 and $11.84 for fiscal years 1997, 1996, 1995, 1994 and
1993, respectively. In addition, the average net rental rates per square foot for both buildings were $7.01, $6.09, $6.30, $5.42 and $4.54 for fiscal years 1997, 1996, 1995, 1994 and 1993, respectively. The net rental rates per square foot for Versar alone, as a significant tenant, were $7.83, $6.88, $7.06, $7.57 and $8.88 for fiscal years 1997, 1996, 1995, 1994 and 1993, respectively. The average effective annual rental per square foot is derived using annual rental income divided by occupied square feet. The net rental rate represents the difference between income per square foot and operating expense per square foot.

         The following table sets forth the schedule of the lease expirations for each of the ten years commencing with calendar year 1997:


                                                                                    Percent of Gross
           Number of Tenants     Total Square                 Annual Rent                 Rent
             Whose Leases        Feet Covered                 Represented              Represented
 Year         Will Expire          by Leases                   by Leases                by Leases
------      ---------------     ---------------             ---------------          ------------
1997               1                 4,523                    $    52,000                   1.9%
1998               3                10,945                    $   135,000                   4.8%
1999               3                33,887                    $   449,000                  16.1%
2000               7                68,499                    $   831,000                  29.8%
2001               2                21,517                    $   260,000                   9.3%
2002              --                    --                             --                    --
2003              --                    --                             --                    --
2004              --                    --                             --                    --
2005              --                    --                             --                    --
2006              --                    --                             --                    --


         The following table sets forth information with respect to the 6850 Building and the 6800 Building regarding tax depreciation:


                              Original
                                 Cost          Rate                Method           Life
                                 ----          ----                ------           ----
6850 Building              $   6,072,575       6.70%          Straight-line          15

Capitalized Interest       $     750,179                    Fully depreciated
(6850 Building)

Land                       $     650,000                 Land is nondepreciable

Leaseholds to              $     578,428       3.17%          Straight-line        31.5/39
6850 Building

6800 Building              $   8,325,674       5.26%              ACRS               19
                                                              Straight-line

Capitalized Interest       $     584,179      10.00%          Straight-line          10
(6800 Building)

Leaseholds to              $     592,923       3.17%          Straight-line        31.5/39
6800 Building

Equipment                  $      31,806       8.93%             Double               7
                                                               declining
                                                                balance

Security System to         $      53,002       5.26%          Straight-line          19
6850 Building

Security System to         $      51,520       5.26%          Straight-line          19
6800 Building

         The real property tax rate is $1.231 per $100 of assessed value. Annual real property taxes for 1997 are approximately $65,000 and $74,000 for the 6850 Building and the 6800 Building, respectively.

Employees

         At June 30, 1997, Sarnia employed seven (7) full time employees. Sarnia considers relations with its employees to be good. No employees are represented by labor unions.

Executive Officers

         The current executive officers and directors of Sarnia, their ages as of September 2, 1997, their current offices or positions and their business experience for the past five years are set forth below.

                                       Business Experience
                                       During Last Five Years
Name                          Age      and Other Information
----                          ---      ---------------------

Charles I. Judkins, Jr.       66       President and Chief Executive Officer
                                       President and Chief Executive Officer
                                       from June 1994 to present; Retired former
                                       Senior Vice President of Versar from
                                       August 1992 to May 1993; Senior
                                       Vice President and Chief Financial
                                       Officer of Versar from July 1991 to
                                       August 1992.

Benjamin M. Rawls             56       Chairman of the Board
                                       Chairman of the Board since November
                                       1993 and President and Chief Executive
                                       Officer of Versar since April 1991.

Lawrence W. Sinnott           35       Treasurer
                                       Chief Financial Officer and Treasurer
                                       of Versar from May 1994 to present;
                                       Treasurer and Controller of Versar from
                                       June 1992 to April 1994.

Gerald T. Halpin              74       Director
                                       President, WEST*GROUP Management
                                       LLC, a real estate development and
                                       construction firm and its predecessors,
                                       since 1962.

Michael Markels, Jr.          71       Director
                                       Chairman, President and CEO of Ocean
                                       Farming, Inc. since 1995.  Co-founder of
                                       Versar; Chairman Emeritus and Director
                                       of Versar; Retired former Chairman of the Board of Versar from March 1991 to
                                       November 1993.

                                       Business Experience
                                       During Last Five Years
Name                          Age      and Other Information
----                          ---      ---------------------

Thomas G. Hotz                37       Director
                                       Partner, Magnum Capital Partners,
                                       L.L.C., 1996; Managing Director
                                       of Julian J. Studley, Inc., a national
                                       real estate firm, from 1989 through
                                       1996.

William G. Denbo              54       Vice President and General Manager
                                       Maintenance supervision and general
                                       manager of Sarnia Corporation for the
                                       past five years.

James N.Schwarz               52       Director
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

         The 6800 Building and the 6850 Building are secured by a first deed of trust in favor of I.D.S. Life Insurance Company. Refer to Footnote D on Page F-8 for details.

Item 3.  Legal Proceedings

         Sarnia is not a party to any litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal year 1997.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock

         At June 30, 1997, the Company had 784 stockholders of record, excluding stockholders whose shares were held in nominee name.

         The Company's common stock is traded on the over-the-counter market. There is no established public trading market for the Company's common stock and trades in the stock are sporadic. The quarterly high and low actual trade prices without adjustments for mark-ups, mark-downs, or commissions during fiscal years 1996 and 1997 are presented below.

     Fiscal Year                              High              Low
------------------------                      ----              ---
1996      4th Quarter..................    $ 0.5000          $ 0.3125
          3rd Quarter..................      0.3750            0.3125
          2nd Quarter..................      0.5000            0.3125
          1st Quarter..................      0.4375            0.3125

1997      4th Quarter..................    $ 0.3438          $ 0.3125
          3rd Quarter..................      0.5000            0.3125
          2nd Quarter..................      0.3125            0.3125
          1st Quarter..................      0.3125            0.3125


          No dividends were paid on the Company's common stock in fiscal year 1997 or 1996 by Sarnia. The Board of Directors intends to retain any future earnings for use in the Company's business and does not anticipate paying cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

          The selected financial data set forth below should be read in conjunction with Sarnia's Financial Statements and notes thereto beginning on page F-1 of this report.


                                                 Years Ended June 30,
                                  ----------------------------------------------------
                                  1997        1996        1995        1994        1993
                                  ----        ----        ----        ----        ----
                                            (In thousands, except per share data)

Statement of Operations
 related data:

Real estate rental revenue ..   $  2,911    $  2,771    $  2,676    $  2,446    $  2,341

Net income (loss) before
  cumulative effect of change
  in accounting principle ...         84        (235)       (270)       (684)       (664)

Cumulative effect of
  adoption of SFAS 109 ......         --          --          --        (440)         --

Net income (loss) ...........         84        (235)       (270)     (1,124)       (664)

Net income (loss) applicable
  to common stock ...........          5        (269)       (270)     (1,124)       (664)

Balance Sheet related data:

Total assets ................     12,308      12,762      13,305      13,362      13,799

Short-term debt .............        480         452       1,405         355         860
Long-term debt ..............      9,787      10,287      10,657      12,048      13,432
                                --------    --------    --------    --------    --------
Total debt ..................     10,267      10,739      12,062      12,403      14,292

Total stockholders' deficit .       (792)       (797)     (1,278)     (1,008)     (1,980)

Earnings per share
 information:

Net income (loss) per share
 before cumulative effect
 of change in accounting
 principle ..................   $    ---    $  (0.06)   $  (0.06)   $  (0.15)   $  (0.15)

Net (loss) per share from
  cumulative effect of change
  in accounting principle ...   $    ---    $    ---    $    ---    $  (0.10)   $    ---

Net income (loss) per share
 applicable to common stock .   $    ---    $  (0.06)   $  (0.06)   $  (0.25)   $  (0.15)

Number of shares out-
  standing ..................      4,573       4,573       4,573       4,573       4,573
                                ========    ========    ========    ========    ========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding cost controls and reductions, the expected annual rent escalations, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and the possibility of tenants continuing to renew their leases. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

         Real estate revenue in 1997 of $2,911,000 was $140,000 (5%) higher than the $2,771,000 of rental revenue reported in 1996. The increase is attributable to rent escalations and higher occupancy rate in both buildings. The 6850 Building occupancy rate increased from 93% to 98% while the 6800 Building's occupancy rate increase from 94% to 97%. Real estate revenue in 1996 of $2,771,000 was $95,000 (4%) higher than that reported in 1995. The increase is due to rent escalations and increased tenant requested services.

         Real estate expenses in 1997 of $1,289,000 were $19,000 (1%) lower than the $1,308,000 of expenses reported in 1996. The decrease is attributable to the lower legal expense incurred in 1997. Real estate expenses in 1996 of $1,308,000 were $100,000 (8%) higher than the $1,208,000 of expenses reported in 1995. The increase is due to Sarnia receiving a real estate tax refund of $90,000 in fiscal year 1995.

         Depreciation/amortization expenses in 1997 of $607,000 were $12,000 (2%) lower than the $619,000 reported in 1996. The decrease is due to the fully amortized assets that were placed in service in prior years. Depreciation/amortization expenses in 1996 of $619,000 were $54,000 (10%) higher than the $565,000 reported in 1995. The increase is due to the full year's depreciation on the leasehold improvements that were placed in service for the new tenants during 1995.

         General and administrative expenses in 1997 were $9,000 (9%) lower than 1996 due to the decrease in insurance expense. General and administrative expenses in 1996 of $102,000 were $7,000 (7%) higher than the $95,000 reported in 1995 due to increased insurance costs. After the spin-off from Versar, Sarnia entered into separate insurance coverage on a stand-alone basis, which resulted in higher insurance expenses in 1996. Because the risk experiencing rate was established, the insurance expense decreased in 1997.

         Interest expense of $838,000 in 1997 decreased by $139,000 (14%) when compared to 1996. Interest expense in 1996 of $977,000 was $101,000 (9%) lower than that reported in 1995. The decreases are due to the refinancing of debt at lower interest rates in the middle of 1996 and the principal payments in 1996 and 1997.

         Sarnia recorded $79,000 and $34,000 of preferred stock dividends in fiscal years 1997 and 1996, respectively. Preferred stock dividends are paid quarterly, on the first day of March, June, September and December of each year. Dividends increased because the preferred equity was issued in January 1996 and therefore fiscal 1996 had only five months of dividends.

         The net income applicable to common stock was $5,000 in fiscal year 1997 compared to net loss applicable to common stock of $269,000 in fiscal year 1996. The significant improvement is attributable to the combinations of higher rental revenue and lower operating and interest expenses in fiscal year 1997. The net loss applicable to common stock of $269,000 in fiscal year 1996 remained relatively the same as the net loss of $270,000 in fiscal year 1995. Higher rental revenue and lower interest expense were offset by increase in real estate, depreciation and general and administration expenses.

                         Liquidity and Capital Resources

         Cash flow provided by operating activities was $735,000, $508,000 and $435,000 for fiscal years 1997, 1996 and 1995, respectively. Principal payments on the mortgages for fiscal years 1997, 1996 and 1995 were $472,000, $1,323,000 and $341,000, respectively. In fiscal year 1996, Sarnia issued $750,000 of preferred stock and received a $250,000 rent deposit from Versar. In fiscal year 1995, Versar loaned $265,000 to Sarnia, primarily for leasehold improvements. Sarnia has paid Versar $83,000 and $13,000 in fiscal years 1996 and 1997, respectively, leaving the balance of $169,000.

         On January 25, 1996, Sarnia obtained a first mortgage of $9 million with I.D.S. Life Insurance Company at the fixed rate of 7.75% to be amortized over twenty-two years and with a balloon payment due in 2003. Sarnia also obtained a second mortgage of $500,000 with the Riggs National Bank at the prime rate reported in the Wall Street Journal plus 2% (currently 10.25%) payable in 12 equal monthly installments. On June 30, 1996, the maturity date of the second mortgage was extended to July 1, 1997. Sarnia also entered into a $1.5 million term loan with the Riggs National Bank at the prime rate reported in the Wall Street Journal plus 1%. The term loan was to be amortized over seven years payable in 66 equal monthly installments starting on the 18th month from the date of funding. In addition, Sarnia has issued, for $750,000, Series A Cumulative Convertible Preferred Stock to a group of private investors.

         In April 1997, Sarnia changed its banking institution from the Riggs National Bank to NationsBank N.A. The $500,000 second mortgage which was paid off on July 1, 1997 remained with the Riggs National Bank. The $1.5 million term loan was terminated and replaced by a NationsBank five year term note. The new note is guaranteed by Versar, Inc. and bears interest at the Treasury Rate plus three hundred (300) basis points per annum (currently 9%), but not to exceed 9% per annum. The note matures in five years with $300,000 principal payment per year starting July 1, 1997.

         Sarnia expects that it will require $75,000 for capital expenditures to be made during fiscal year 1998. It is anticipated that of such $75,000, approximately $40,000 will be used for remodeling vacant space, and approximately $35,000 will be used for other miscellaneous capital expenditures.

         Management   believes  that  funds   generated  from  rents  should  be
sufficient to meet Sarnia's operating needs, including capital expenditures in the coming years.

                       Impact of New Accounting Standards

         In March 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 is effective for fiscal year 1997, and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no material effect on the financial position or results of operations of the Company.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued in October, 1995 and is effective for fiscal year 1997. The Statement encourages, but does not require, adoption of the fair value based method of accounting for employee stock options and other stock compensation plans. The Company has opted to continue to account for its stock option plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." However, the Company has made certain pro forma disclosures of net income (loss) and per share information as if the fair value based method for accounting defined in SFAS 123 had been applied.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" in February 1997. SFAS 128 requires a company to present basic and diluted earnings per share amounts on the face of the Consolidated Statement of Operations. The company is required to adopt the provisions of the standard during the second quarter of 1998, and when adopted, will require restatement of prior years' earnings per share. The standard will not have a material impact on historical earnings per share reported by the company.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information required by this item with respect to directors of the Company will be contained in the Company's proxy statement for its 1997 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the Company's 1997 fiscal year and is incorporated herein by reference.

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


The information called for in Part III by:

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

          Information required by these items is incorporated herein by reference to the Company's proxy statement for its 1997 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company's 1997 fiscal year.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)(1)  Financial Statements:

              The financial statements and financial statement schedules of Sarnia Corporation are filed as part of this report and begin on page F-1.

                  a)       Report of Independent Public Accountants

                  b)       Balance Sheets as of June 30, 1997 and 1996

                  c) Statements of Operations for the Years Ended June 30, 1997, 1996 and 1995

                  d) Statements of Changes in Stockholders' Deficit for the Years Ended June 30, 1997, 1996 and 1995

                  e) Statements of Cash Flows for the Years Ended June 30, 1997, 1996 and 1995

                  f)       Notes to Financial Statements

   (2)  Financial Statement Schedules:

              There are no financial statement schedules applicable to the Company.

   (3)  Exhibits:

              The  exhibits  to  this  Form  10-K  are  set forth in a  separate
        Exhibit Index which is included on page 14 of this report.

(B)  Reports on Form 8-K

              No reports were filed on Form 8-K during the Company's last quarter of fiscal year 1997.

                                  EXHIBIT INDEX


                                                                                                       Page Number/
Item No.                                   Description                                                  Reference
--------                                   -----------                                                  ---------
   1          Sarnia Corporation Information Statement for distribution to shareholders of
              Versar, Inc., the outstanding shares of its wholly-owned subsidiary, Sarnia
              Corporation, dated June 30, 1994.....................................................        (A),(B)

   3.1        Articles of Incorporation of Sarnia Corporation, as amended..........................            (D)

   3.2        Bylaws of Sarnia Corporation.........................................................            (A)

  10.5        Amended and Restated Office Lease, dated June 22, 1995, between the Registrant
              and Versar, Inc......................................................................            (C)

  10.6        Office Lease Agreement, dated October 28, 1994, between the Registrant and
              National Capital Preferred Provider Organization, Inc................................            (C)

  10.7        Office Lease Agreement, dated October 28, 1994, between the Registrant and
              Integrated Behavioral Care, Inc......................................................            (C)

  10.8        Sarnia 1994 Stock Option Plan........................................................            (C)

  10.9        The Riggs National Bank of Washington D.C.'s letter dated, September 15, 1995, modifying certain provisions of the Revolving Loan and Security Agreement, dated
              April 9, 1994........................................................................            (C)

 10.10        Promissory Note, dated January 25, 1996, between the Registrant and IDS Life
              Insurance Company....................................................................            (D)

 10.11        Term Note, dated January 25, 1996, between the Registrant and The Riggs
              National Bank of Washington, D.C.....................................................            (D)

 10.12        Deed of Trust Note, dated January 25, 1996, between the Registrant and The
              Riggs National Bank of Washington, D.C...............................................            (D)

 10.13        Preferred Stock Purchase Agreement, as amended.......................................            (D)

 10.14        Promissory Note, dated March 27, 1997, between the Registrant and the
              NationsBank N.A......................................................................             17

 11           Statement Re:  Computation of Per Share Earnings.....................................             26

 27           Financial Data Schedule..............................................................


--------------------------------------------------------------------------------

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

(D) Incorportated by reference to the similarly numbered exhibit to the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1996 ("FY 1996 Form 10K") filed with the Commission on September 24, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 SARNIA CORPORATION
                                           -----------------------------
                                                    (Registrant)


Date:  September 16, 1997                  /S/ Charles I. Judkins, Jr.
                                           -----------------------------
                                           Charles I. Judkins, Jr.
                                           President & CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES                       TITLE                        DATE
----------                       -----                        ----

/S/ Charles I. Judkins, Jr.      President & CEO              September 16, 1997
---------------------------
Charles I. Judkins, Jr.


/S/ Benjamin M. Rawls            Chairman & Director          September 16, 1997
---------------------------
Benjamin M. Rawls


/S/ Lawrence W. Sinnott          Treasurer and Principal      September 16, 1997
---------------------------      Accounting Officer
Lawrence W. Sinnott


/S/ Michael Markels, Jr.         Director                     September 16, 1997
---------------------------
Michael Markels, Jr.


/S/ Gerald T. Halpin             Director                     September 16, 1997
---------------------------
Gerald T. Halpin


/S/ Thomas G. Hotz               Director                     September 16, 1997
---------------------------
Thomas G. Hotz


/S/ James N. Schwarz             Director                     September 16, 1997
---------------------------
James N. Schwarz

                    Report of Independent Public Accountants




To the Board of Directors and Stockholders of Sarnia Corporation:

We have audited the accompanying balance sheets of Sarnia Corporation (a Virginia corporation) as of June 30, 1997 and 1996, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sarnia Corporation as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.



                                                   /S/ Arthur Andersen LLP
                                                   -----------------------
                                                       Arthur Andersen LLP


Washington, D.C.
September 16, 1997

                               SARNIA CORPORATION
                                 BALANCE SHEETS


                                                               June 30,
                                                       --------------------------
                                                          1997           1996
                                                          ----           ----
                                                              (In thousands)
ASSETS
    Property and equipment .........................   $    17,690    $    17,580
    Accumulated depreciation/amortization ..........        (5,746)        (5,215)
                                                       -----------    -----------
                                                            11,944         12,365

    Cash ...........................................            96             55
    Rents and other receivables ....................            64            145
    Prepaid expenses and other assets ..............           204            197
                                                       -----------    -----------

         Total assets ..............................   $    12,308    $    12,762
                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
    Mortgages ......................................   $    10,267    $    10,739
    Accounts payable ...............................           165            136
    Loan from Versar ...............................           169            182
    Accrued salaries ...............................            17             30
    Deferred income taxes ..........................         1,756          1,756
    Tenant security deposits .......................           468            456
    Other liabilities ..............................           258            260
                                                       -----------    -----------
         Total liabilities .........................        13,100         13,559
                                                       -----------    -----------

    Commitments and contingencies

    Stockholders' Deficit
       Preferred stock, $25 par value;
         Series A cumulative convertible;
         1,000,000    shares authorized; 30,000
         shares issued and outstanding at
         June 30, 1997 and 1996 ....................           750            750

       Common stock, no par value; 20,000,000 shares
         authorized at June 30, 1997 and 1996;
         4,572,545 shares issued and outstanding
         at June 30, 1997 and 1996 .................            --             --

       Accumulated deficit .........................        (1,542)        (1,547)
                                                       -----------    -----------

         Total stockholders'
             deficit ...............................          (792)          (797)
                                                       -----------    -----------

         Total liabilities and
             stockholders' deficit .................   $    12,308    $    12,762
                                                       ===========    ===========



              The accompanying notes are an integral part of these
                             financial statements.

                               SARNIA CORPORATION
                            STATEMENTS OF OPERATIONS


                                                      Years Ended June 30,
                                             ----------------------------------
                                               1997         1996         1995
                                               ----         ----         ----
                                           (In thousands, except per share data)

Real estate rental revenue ............      $ 2,911      $ 2,771      $ 2,676
Real estate expenses ..................        1,289        1,308        1,208
                                             -------      -------      -------
                                              .1,622        1,463        1,468

Depreciation/amortization .............          607          619          565
General and administrative ............           93          102           95
                                             -------      -------      -------
Income from real estate ...............          922          742          808

Interest expense ......................          838          977        1,078
                                             -------      -------      -------

Net income (loss) before
 income taxes .........................           84         (235)        (270)

Income taxes ..........................           --           --           --
                                             -------      -------      -------

Net income (loss) .....................           84         (235)        (270)

Dividends on preferred stock ..........           79           34           --
                                             -------      -------      -------
Net income (loss) applicable
 to common stock ......................      $     5      $  (269)     $  (270)
                                             =======      =======      =======

Net income (loss) per share
 applicable to common stock ...........      $    --      $ (0.06)     $ (0.06)
                                             =======      =======      =======

Weighted average number of
     shares outstanding ...............        4,573        4,573        4,573
                                             =======      =======      =======



              The accompanying notes are an integral part of these
                             financial statements.

                               SARNIA CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT



                                                                          Common Stock
                                                                    --------------------------                            Total
                                                    Preferred       Number of                         Accumulated      Stockholders'
                                                      Stock          Shares           Amount            Deficit           Deficit
                                                      -----          ------           ------            -------           -------
                                                                       Years Ended June 30, 1997, 1996, 1995
                                                   ---------------------------------------------------------------------------------
                                                                       (In thousands, except share data)

Balance, June 30, 1994 ......................       $      --       4,572,545       $       --         $  (1,008)        $  (1,008)
                                                    ---------       ---------       ----------         ---------         ---------

Net loss ....................................              --              --               --              (270)             (270)
                                                    ---------       ---------       ----------         ---------         ---------

Balance, June 30, 1995 ......................              --       4,572,545               --            (1,278)           (1,278)
                                                    ---------       ---------       ----------         ---------         ---------

Issuance of preferred stock .................             750              --               --                --               750

Net loss ....................................              --              --               --              (235)             (235)

Preferred stock dividend accrued ............              --              --               --               (34)              (34)
                                                    ---------       ---------       ----------         ---------         ---------

Balance, June 30, 1996 ......................             750       4,572,545               --            (1,547)             (797)
                                                    ---------       ---------       ----------         ---------         ---------

Net income ..................................              --              --               --                84                84

Preferred stock dividend accrued ............              --              --               --               (79)              (79)
                                                    ---------       ---------       ----------         ---------         ---------

Balance, June 30, 1997 ......................       $     750       4,572,545       $       --         $  (1,542)        $    (792)
                                                    =========       =========       ==========         =========         =========




              The accompanying notes are an integral part of these
                             financial statements.

                               SARNIA CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                         Years Ended June 30,
                                                           --------------------------------------------
                                                                1997            1996             1995
                                                                ----            ----             ----
                                                                           (In thousands)
Cash flow from operating activities
    Net income (loss) applicable to common stock.....      $       5        $    (269)        $    (270)
    Adjustments to reconcile net income (loss)
      applicable to common stock to net cash
      provided by operating activities
         Depreciation/amortization...................            607              619               565
         Preferred stock dividend accrued............             79               34               ---
                                                           ----------       ----------        ---------
           Subtotal..................................            691              384               295

         Decrease (increase) in rents and other
           receivables...............................             73               (9)             (102)
         (Increase) decrease in prepaid and other
           assets ...................................            (76)              28               (47)
         Increase in accounts payable................             29               23                26
         (Decrease) increase in accrued salaries.....            (13)               4                 2
         Increase in other liabilities...............             31               78               261
                                                           ----------       ----------        ---------

Net cash provided by operating activities............            735              508               435
                                                           ----------       ----------        ---------

Cash flow from investing activities
    Improvements to real estate......................           (136)             (43)             (359)
    Disposition of property and equipment............             26              ---               ---
                                                           ----------       ----------        ---------

Net cash used in investing activities................           (110)             (43)             (359)
                                                           ----------       ----------        ----------

Cash flow from financing activities
    Mortgage principal payments......................            ---          (12,062)             (341)
    Refinanced new mortgage..........................            ---           11,000               ---
    Principal payments on new mortgage...............           (472)            (261)              ---
    Loan from Versar, net............................            (13)             (83)              265
    Issuance of preferred stock......................            ---              750               ---
    Deposit received.................................            ---              250               ---
    Payment of dividend on preferred stock...........            (99)              (7)              ---
                                                           ----------       ----------        ---------

Net cash used in financing activities................           (584)            (413)              (76)
                                                           ----------       ----------        ----------

Net increase in cash.................................             41               52               ---
Cash at beginning of period..........................             55                3                 3
                                                           ----------       ----------        ---------

Cash at end of period................................      $      96        $      55         $       3
                                                           ==========       ==========        =========


Supplemental disclosure of cash flow information:
  Cash paid during the period for
      Interest.......................................      $     888        $     987         $     979




              The accompanying notes are an integral part of these
                             financial statements.

                               SARNIA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE A  GENERAL INFORMATION

         Sarnia Corporation (the "Company"), formerly Versar Virginia, Inc., was a wholly-owned real estate subsidiary of Versar, Inc. ("Versar") until June 30, 1994. The Company owns and operates the 6850 Building and the 6800 Building in Versar Center.

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

         Sarnia Corporation has entered into a Master Corporate Services and Support Agreement with Versar, Inc. Certain general and administrative functions, including general management, treasury, financial service, legal, benefits and human resources administration, investor and public relations and information management are provided by Versar for a fixed fee of $36,000 per annum. Telephone expenses charged from Versar based on the number of extensions used by the Company and its tenants are included in real estate expenses. Management believes that these charges are made on a reasonable basis; however, they do not necessarily indicate the costs that would have been incurred by the Company separately.

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

Revenue recognition: Rental revenue is recognized based upon tenant lease agreements in accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases" ("SFAS 13"). Provisions for any anticipated lease losses are made in the period that the losses become evident.

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

Net income (loss) per share applicable to common stock: Net income (loss) per share applicable to common stock is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares outstanding during the applicable period being reported upon.

                               SARNIA CORPORATION

Income taxes: The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which mandates a liability method for computing deferred income taxes. Provisions for deferred income taxes are made in recognition of temporary differences between the book and tax bases of accounting.

Impact of accounting standards: Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" ("SFAS 123") was issued in October, 1995 and is effective for fiscal year 1997. The Statement encourages, but does not require, adoption of the fair value based method of accounting for employee stock options and other stock compensation plans. The Company has opted to continue to account for its stock option plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." However, the Company has made certain pro forma disclosures of net income (loss) and per share information as if the fair value based method for accounting defined in SFAS 123 had been applied.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") in February 1997. SFAS 128 requires a company to present basic and diluted earnings per share amounts on the face of the Statement of Operations. The Company is required to adopt the provisions of the standard during the second quarter of 1998, and when adopted, will require restatement of prior years' earnings per share. The standard will not have a material impact on historical earnings per share reported by the Company.

NOTE C  PROPERTY AND EQUIPMENT

                                 Estimated               June 30,
                                Useful Life        ------------------
                                  in Years            1997      1996
                              ----------------     -----------------
                                                      (In thousands)
Land.....................         ---            $   650       $   650
Buildings................         40              15,733        15,733
Equipment................          5                 136           136
Leasehold improvements...     Life of Lease        1,171         1,061
                                                  ------        ------
                                                  17,690        17,580
Accumulated depreciation
and amortization.........                         (5,746)       (5,215)
                                                  ------        -------
                                                 $11,944       $12,365


         Depreciation and amortization of property and equipment included as expense in the accompanying Statements of Operations was $539,000, $546,000 and $506,000 for the years ended June 30, 1997, 1996 and 1995, respectively. Amortization of brokerage fees of $68,000, $73,000 and $59,000 were included in the Statements of Operations for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

         Maintenance and repair expenses (included in real estate expenses) approximated $207,000, $206,000 and $242,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

                               SARNIA CORPORATION

NOTE D  MORTGAGES

         On January 25, 1996, the Company completed the refinancing of all its outstanding debt.

         With regard to the refinancing, Sarnia obtained a first mortgage of $9 million with I.D.S. Life Insurance Company at the fixed rate of 7.75% to be amortized over twenty-two years and with a balloon payment due in 2003. The I.D.S. mortgage is collateralized by the first deed of trust on the 6800 and 6850 buildings. Sarnia also obtained a second mortgage of $500,000 with the Riggs National Bank at the prime rate plus 2% payable in 12 equal monthly installments. On June 30, 1996, the maturity date of the second mortgage was extended to July 1, 1997. Sarnia also entered into a $1.5 million term loan with the Riggs National Bank at the prime rate plus 1%. The term loan is amortized over seven years payable in 66 equal monthly installments starting on the 18th month from the date of funding. Versar guarantees Sarnia's $1.5 million term loan. In addition, Sarnia issued $750,000 of its Series A Cumulative Convertible Preferred Stock to a group of private investors. Sarnia received a rent deposit of $250,000 from Versar and repaid the majority of the amounts it owed to Versar.

         In April 1997, Sarnia changed its banking institution from the Riggs National Bank to NationsBank N.A. The $500,000 second mortgage which was paid off on July 1, 1997 remained with the Riggs National Bank. The $1.5 million term loan was terminated and replaced by a NationsBank five year term note. The new note is guaranteed by Versar, Inc. and bears an interest at the Treasury Rate plus three hundred (300) basis points per annum, but not to exceed 9% per annum. The note matures in five years with $300,000 principal payment per year starting July 1, 1997. The Company was in compliance with the modified financial covenants at June 30, 1997.

         Outstanding balances at June 30, are as follows:


                                                              June 30,
                                                      --------------------------
                                                        1997              1996
                                                        ----              ----
                                                            (In thousands)
I.D.S. mortgage ..........................            $ 8,767            $ 8,947
Riggs mortgage ...........................                 --                292
Riggs term loan ..........................                 --              1,500
NationsBank note .........................              1,500                 --
                                                      -------            -------
     Total debt ..........................            $10,267            $10,739
                                                      =======            =======

         Maturity of the loans is as follows:

                  Years Ending June 30,                         Amount
                  ---------------------                         ------
                                                            (In thousands)
                  1998                                        $  480
                  1999                                           495
                  2000                                           510
                  2001                                           527
                  2002                                           546
                  2003 and after                               7,709
                                                              ------
                                                             $10,267
                                                             =======

                               SARNIA CORPORATION

NOTE E  STOCK OPTIONS

         The Sarnia 1994 Stock Option Plan (the "Plan") is compensatory in nature and provides employees of the Company and certain other persons an incentive to remain in the employ of the Company and encourages superior performance for the Company's benefit. The Company has segregated 300,000 shares of stock for inclusion in the Plan. During fiscal year 1996, options to purchase an aggregate of 262,500 shares of common stock with exercise prices ranging from $0.1875 to $0.375 were granted to seven directors (175,000 shares), three officers (62,500 shares) and one service provider (25,000 shares) as required by the 1994 Plan on their first anniversary of membership. There were no stock options granted in fiscal year 1997.

         Under the Plan, options may be granted to key employees at the fair market value on the date of grant and vesting varies depending on the discretion of the Compensation Committee. Unexercised options are cancelled on the tenth anniversary of the grant.

         The Company applies APB 25 and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for stock options. Had compensation cost for stock options been determined based on the fair value at the grant dates for awards under this Plan consistent with the method of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated as follows:


                                                  1997         1996
                                                  ----         ----
                                                (In thousands, except
                                                    per share data)

Net Income (Loss):             As Reported       $   5       $ (269)
                                Pro Forma           (1)        (275)

Net Income (Loss) Per Share:   As Reported       $ ---       $(0.06)
                                Pro Forma          ---        (0.06)

         In accordance with SFAS 123, the fair value approach to valuing stock options used for pro forma presentation has not been applied to stock options granted prior to July 1, 1995. The compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options.

         The weighted average fair value of options granted was $0.12 during 1996. The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996: expected volatility of 34 percent; risk-free interest rate of 6 percent; and expected lives of five years from the grant date.

NOTE F  PREFERRED STOCK

         On January 25, 1996, 30,000 shares of the Series A preferred stock were issued by the Company for an aggregate price of $750,000. The Series A preferred stock bears a $25 par value and is entitled to receive preferential cumulative dividends at the annual rate of $2.625 per share. Also, the Series A preferred stock is redeemable at the option of the Company and is convertible into common stock, at the option of the holders, at a conversion price of $0.40 per share.

                               SARNIA CORPORATION

NOTE G  INCOME TAXES

         At June 30, 1997, the Company had, for tax reporting purposes, approximately $2,786,000 of net operating loss carryforwards available to offset future taxable income through 2012.

Deferred tax (liabilities) assets are comprised of the following:


                                                        June 30,
                                                   -------------------
                                                     1997        1996
                                                     ----        ----
                                                      (In thousands)
Deferred tax liabilities
  Depreciation ...............................     $(2,292)    $(2,188)
  Other ......................................         (21)         --
Deferred tax assets
  Net operating loss
    carryforwards ............................       1,059         941
  Other ......................................           8          32
                                                   -------     -------

                                                    (1,246)     (1,215)

  Valuation allowance ........................        (510)       (541)
                                                   -------     -------

Net deferred tax liabilities .................     $(1,756)    $(1,756)
                                                   =======     =======


The tax provision was composed
 of the following:
                                                      Years ended June 30,
                                                   -----------------------------
                                                   1997        1996        1995
                                                   ----        ----        ----
                                                         (In thousands)
Expected (provision) benefit at
 Federal statutory rate ....................       $(28)       $ 80        $ 92

Utilization (limitation on use)
 of net operating losses ...................         28         (80)        (92)
                                                   ----        ----        ----

Tax provision ..............................       $ --        $ --        $ --
                                                   ====        ====        ====

                               SARNIA CORPORATION

NOTE H  LOAN FROM VERSAR

         In fiscal year 1995, Versar loaned $265,000 to Sarnia primarily for leasehold improvements. Sarnia paid Versar $13,000 and $83,000 in fiscal years 1997 and 1996, respectively, leaving the loan balance at $169,000 on June 30, 1997.

NOTE I  RENTAL UNDER OPERATING LEASES

         Leases between Sarnia and its tenants expire from 1997 to 2009. During the years ended June 30, 1997, 1996 and 1995, rentals to major tenants were as follows:


                                                        Years ended June 30,
                                                   -----------------------------
                                                    1997       1996        1995
                                                    ----       ----        ----
                                                         (In thousands)
Versar .....................................      $1,037      $1,111      $1,415
General Services Administration ............         196         170         208
RGE Engineering ............................         319         300         286
C-Cubed Corporation ........................         219         216         210
NCPPO ......................................         350         236          --


         Noncancellable leases provide for approximate minimum rental payments during each of the next five years as set forth below. As to the Versar leases, it is assumed that the payments for the second and third five-year periods (the actual amounts of which will depend upon fair values at the adjustment dates) will be the same as the payments for the first five years. Certain of the other rentals may increase in future years based on changes in the Consumer Price Index and other rental increase factors. At July 1, 1997, 98% of Sarnia's space was leased.


  Years ending June 30,                          Versar            Total
  ---------------------                          ------            -----
                                                     (In thousands)
           1998                               $   1,077        $    2,848
           1999                                   1,119             2,738
           2000                                     987             2,174
           2001                                   1,025             1,339
           2002                                   1,065             1,065
           Beyond 2002                            7,586             7,586
                                              ---------        ----------
                                              $  12,859        $   17,750
                                              =========        ==========

                               SARNIA CORPORATION

NOTE J QUARTERLY  FINANCIAL INFORMATION (UNAUDITED)

         Quarterly financial information for fiscal years 1997 and 1996 is as follows (in thousands, except per share amounts):


                                                  Fiscal Year 1997                                    Fiscal Year 1996
                                 ---------------------------------------------       -----------------------------------------------
 Quarter ending                  Jun 30       Mar 31       Dec 31      Sept 30       Jun 30       Mar 31       Dec 31       Sept 30
 --------------                  ------       ------       ------      -------       ------       ------       ------       -------
Real estate rental revenue..    $   746      $   724      $   716      $   725       $   718      $   685      $   672      $   696

Net income (loss)...........         34           15           10           25           (47)         (46)         (59)         (83)

Net income (loss) applicable
  to common stock...........         14           (4)         (10)           5           (74)         (53)         (59)         (83)

Net income (loss) per share
  applicable to common
  stock.....................    $   ---      $   ---      $   ---      $   ---       $ (0.02)     $ (0.01)     $ (0.01)     $ (0.02)
                                =======      =======      =======      =======       =======      =======      =======      =======

Weighted average number of
  shares outstanding........      4,573        4,573        4,573        4,573         4,573        4,573        4,573        4,573
                                =======      =======      =======      =======       =======      =======      =======      =======