Form 10-Q
period 1997-09-30
SARNIA CORP
filed 1997-11-05
CIK 923021

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q

(Mark One)
[ X ]
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended   September 30, 1997   Commission File
                              ______________________  Number 0-24108
                                                             _______


                                SARNIA CORPORATION
               (Exact name of registrant as specified in its charter)

             VIRGINIA                              54-1215366
____________________________________    ____________________________________
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

       6850 Versar Center
       Springfield, Virginia                          22151
____________________________________    ____________________________________
(Address of principal executive                    (Zip Code)
 offices)

Registrant's telephone number, including area code  (703) 642-6800
                                                  __________________________

                               Not Applicable
____________________________________________________________________________

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

                              Yes  X   No
                                 ____    ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          Class of Common Stock    Outstanding at October 31, 1997
          _____________________    _______________________________

               no par value               4,572,545 shares

                              SARNIA CORPORATION

                              INDEX TO FORM 10-Q

                                                                        PAGE
                                                                        ____

PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

            Balance Sheets as of
            September 30, 1997 and June 30, 1997.                          3

            Statements of Operations for the Three-Month
            Periods Ended September 30, 1997 and 1996.                     4

            Statements of Cash Flows
            for the Three-Month Periods Ended September 30,
            1997 and 1996.                                                 5

            Notes to Financial Statements                                6-7

   ITEM 2 - Management's Discussion and Analysis
            of Financial Condition and Results of Operations             7-9


PART II - OTHER INFORMATION

   ITEM 1 - Legal Proceedings                                              9

   ITEM 6 - Exhibits and Reports on Form 8-K                               9

SIGNATURES                                                                10

EXHIBIT 11 - Computation of Per Share Earnings                            11

                               SARNIA CORPORATION
                                 BALANCE SHEETS
                                 (In thousands)


                                              September 30,      June 30,
                                                  1997             1997
                                              _____________    _____________
                                               (Unaudited)

ASSETS
  Property and equipment. . . . . . . . . .   $      17,691    $      17,690
  Accumulated depreciation/amortization . .          (5,876)          (5,746)
                                              _____________    _____________
                                                     11,815           11,944

  Cash. . . . . . . . . . . . . . . . . . .              38               96
  Rents and other receivables . . . . . . .              94               64
  Prepaid expenses and other assets . . . .             229              204
                                              _____________    _____________

          Total assets. . . . . . . . . . .   $      12,176    $      12,308
                                              =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Mortgages . . . . . . . . . . . . . . . .   $      10,148    $      10,267
  Accounts payable. . . . . . . . . . . . .              87              165
  Due to Versar . . . . . . . . . . . . . .             169              169
  Accrued salaries. . . . . . . . . . . . .              22               17
  Deferred income taxes . . . . . . . . . .           1,776            1,756
  Tenant security deposits. . . . . . . . .             439              468
  Other liabilities . . . . . . . . . . . .             318              258
                                              _____________    _____________

          Total liabilities . . . . . . . .          12,959           13,100
                                              _____________    _____________

  Commitments and contingencies

  Stockholders' Deficit
      Preferred stock, $25 par value;
       Series A cumulative convertible;
       1,000,000 shares authorized;
       30,000 shares issued and
       outstanding at September 30, and
       June 30, 1997. . . . . . . . . . . .             750              750
      Common stock, no par value;
       20,000,000 shares authorized;
       4,572,545 shares issued and
       outstanding at September 30,
       and June 30, 1997. . . . . . . . . .             ---              ---
      Accumulated deficit . . . . . . . . .          (1,533)          (1,542)
                                              _____________    _____________

         Total stockholders' deficit. . . .            (783)            (792)
                                              _____________    _____________

         Total liabilities and
          stockholders' deficit . . . . . .   $      12,176    $      12,308
                                              =============    =============

                    The accompanying notes are an integral part of
                             these financial statements.

                                 SARNIA CORPORATION
                              STATEMENTS OF OPERATIONS
                 (Unaudited - in thousands, except per share amounts)


                                                 For the Three-Month
                                             Periods Ended September 30,
                                             ___________________________

                                                 1997            1996
                                             ___________     ___________


Real estate rental revenue . . . . . . . .   $       783     $       725
Real estate expenses . . . . . . . . . . .           361             311
                                             ___________     ___________
                                                     422             414

Depreciation/amortization. . . . . . . . .           145             152
General and administrative . . . . . . . .            24              23
                                             ___________     ___________
Income from real estate. . . . . . . . . .           253             239

Interest expense . . . . . . . . . . . . .           204             214
                                             ___________     ___________

Net income before income taxes . . . . . .            49              25

Income taxes . . . . . . . . . . . . . . .            20             ---
                                             ___________     ___________
Net income . . . . . . . . . . . . . . . .            29              25

Dividends on preferred stock . . . . . . .            20              20
                                             ___________     ___________
Net income applicable to common stock. . .   $         9     $         5
                                             ===========     ===========

Net income per share applicable to
 common stock. . . . . . . . . . . . . . .   $       ---     $       ---
                                             ===========     ===========

Weighted average number of
 shares outstanding. . . . . . . . . . . .         4,606           4,602
                                             ===========     ===========


                 The accompanying notes are an integral part of
                         these financial statements.

                              SARNIA CORPORATION
                           STATEMENTS OF CASH FLOWS
                          (Unaudited - in thousands)


                                            For the Three-Month Periods
                                                 Ended September 30,
                                            ___________________________

                                                1997            1996
                                            ___________     ___________
Cash flows from operating activities
  Net income applicable to common
   stock. . . . . . . . . . . . . . . .    $         9     $         5
  Adjustments to reconcile net income
   applicable to common stock to net cash
   provided by operating activities
     Depreciation/amortization. . . . .            145             152
     Deferred tax provision . . . . . .             20             ---
                                           ___________     ___________

      Comparative funds from
       operations . . . . . . . . . . .            174             157

      Preferred stock dividends
       accrued. . . . . . . . . . . . .             20              20
      Provision for doubtful accounts
       receivable . . . . . . . . . . .              5             ---

      (Increase) decrease in rents and
       other receivables. . . . . . . .            (35)             53
      Increase in prepaid and other
       assets . . . . . . . . . . . . .            (40)            (21)
      (Decrease) increase in accounts
       payable. . . . . . . . . . . . .            (78)             22

      Increase (decrease) in accrued
       salaries . . . . . . . . . . . .              5              (7)
      Increase (decrease) in other
       liabilities. . . . . . . . . . .             11             (23)
                                           ___________     ___________

Net cash provided by operating
 activities . . . . . . . . . . . . . .             62             201
                                           ___________     ___________

Cash flow from investing activities
  Improvements to real estate. . . . . .            (1)            (54)
                                           ___________     ___________

Cash flow from financing activities
  Mortgage principal payments. . . . . .          (119)           (125)
  Payment to Versar, net . . . . . . . .           ---              (1)
  Payment of dividend on preferred
   stock . . . . . . . . . . . . . . . .           ---             (40)
                                           ___________     ___________

Net cash flow used in
    financing activities . . . . . . . .          (119)           (166)
                                           ___________     ___________

Net decrease in cash . . . . . . . . . .           (58)            (19)
Cash at beginning of period. . . . . . .            96              55
                                           ___________     ___________

Cash at end of period. . . . . . . . . .   $        38     $        36
                                           ===========     ===========


Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
     Interest. . . . . . . . . . . . . .   $       216     $       272


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

     On June 30, 1994, Versar distributed to the holders of its common stock substantially all of the Common Stock of the Company (the "Distribution"). The Distribution provided Versar stockholders one share of Sarnia common stock for every outstanding share of Versar common stock. The Distribution was effected to separate the two businesses with distinct financial, investing and operating characteristics so that each can adopt strategies and pursue objectives appropriate to its specific business.

(B)  SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation: The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Sarnia Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997 for additional information.

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of Management, the information reflects all adjustments necessary for a fair presentation of the Company's financial position as of September 30, 1997 and the results of operations for the three-month periods ended September 30, 1997 and 1996. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

     Sarnia Corporation has entered into a Master Corporate Services and Support Agreement with Versar, Inc. Certain general and administrative functions, including general administrative, treasury, financial service, legal, benefits and human resources administration, investor and public relations and information management are provided by Versar on a fixed fee of $36,000 per annum. Telephone expenses charged from Versar based on the number of extensions used by the Company and its tenants are included in real estate expenses. Management believes that these charges are made on a reasonable basis; however, they do not necessarily indicate the costs that would have been incurred by the Company separately.

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

     Revenue recognition: Rental income is recognized based upon tenant lease agreements in accordance with Statement of Financial Accounting Statement No. 13, "Accounting for Leases" ("SFAS 13"). Provisions for any anticipated lease losses are made in the period that the losses become evident. Revenue generated from the largest tenant, Versar, Inc., was $269,000 for the first quarter of fiscal year 1998 compared to the $259,000 in the same period last year.

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

     Net income per share applicable to common stock: Net income per share applicable to common stock is computed by dividing net income applicable to common stock by the number of shares outstanding during the applicable period being reported upon.

     Income taxes: The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. The Company adopts Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which mandates a liability method for computing deferred income taxes. Provisions for deferred income taxes are made in recognition of temporary differences between the book and tax bases of accounting. At June 30, 1997, the Company had approximately $2.3 million in deferred tax liabilities, which was offset by $1.1 million of net operating loss carryforwards. Due to the history of operating losses and potential rent roll turnover in the year 2000, the Company has established a valuation allowance of approximately $510,000. As future rent rolls are solidified the valuation allowance will be reduced and added into income. Future income before preferred dividends will accrue income tax expense at an effective rate of 40%.

     Impact of accounting standards: Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued in October, 1995 and is effective for fiscal year 1997. The Statement encourages, but does not require, adoption of the fair value based method of accounting for employee stock options and other stock compensation plans. The Company has opted to continue to account for its stock option plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of SFAS 123 will not have a material effect on the financial position of the Company.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") in February, 1997. SFAS 128 requires a company to present basic and diluted earnings per share amounts on the face of the Statement of Operations. The Company is required to adopt the provisions of the standard during the second quarter of 1998, and when adopted, will require restatement of prior years' earnings per share. The standard will not have a material impact on historical earnings per share reported by the Company.

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations
_____________________

First Quarter Comparison for Fiscal Year 1998 and 1997
______________________________________________________

Forward Looking Statements

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding cost controls and reductions, the expected annual rent escalations, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and the possibility of tenants continuing to renew their leases. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)

materially, including, but not limited to, the possibilities that the demand for the Company's facilities may decline as a result of possible changes in general and regional economic conditions and the effects of competitive facilities and pricing; one or more current or future claims made against the Company may result in substantial liabilities; major equipment replacement and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

     Real estate rental revenue in the first quarter of fiscal year 1998 increased by $58,000 (8%) compared to the first quarter of fiscal year 1997. The increase is attributable to increased occupancy rate and rent escalations.

     Real estate expenses in the first quarter of fiscal year 1998 increased by $50,000 (16%) compared to the first quarter of fiscal year 1997. The increase is due to higher real estate taxes and operating expenses. The renovation of the buildings in the past year coupled with the moderate appreciation of the real estate property in the local area resulted in higher assessment value of the buildings which lead to the increase in real estate taxes. Higher occupancy rate attributed to higher operating expenses in the area of janitorial services, maintenance and repairs and utilities.

     Depreciation/amortization for the first quarter of fiscal year 1998 was $7,000 (5%) lower than the $152,000 reported in fiscal year 1997. The decrease is due to fully amortized assets that were placed in service in prior years.

     General and administrative expense in the first quarter of fiscal year 1998 of $24,000 remained relatively at the same level as in the first quarter of fiscal year 1997.

     Interest expense for the first quarter of fiscal year 1998 was $10,000 (5%) lower than that reported in the first quarter of fiscal year 1997. The decrease is due to the principal payments in the past year.

     Income taxes of $20,000 were recorded in the first quarter of fiscal year 1998. The Company will record income tax expense on earnings before preferred dividends at an effective rate of 40% (see Note B).

     Preferred stock dividends for the first quarter of fiscal year 1998 and 1997 were $20,000 for each of the quarters.

     The net income applicable to common stock for the first quarter of fiscal year 1998 was $9,000 compared to the net income applicable to common stock of $5,000 in the same time last year. The improvement in earnings was due to higher real estate rental income and lower interest expense off-set by the income tax expense as mentioned above.

Liquidity and Capital Resources
_______________________________

     Cash flow provided by operating activities was $62,000 for the first quarter of fiscal year 1998 compared to the $201,000 for the same period last year. Payments of accounts payables and increased accounts receivables and other assets resulted lower net cash provided by operating activities.

     Sarnia is financed through a first mortgage of $9 million with I.D.S. Life Insurance Company at the fixed rate of 7.75% which is being amortized over twenty-two years and with a balloon payment due in 2003. Sarnia also has a $1.5 million, five-year term loan with the NationsBank, which will be fully amortized in June

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)

2002. The note is guaranteed by Versar, Inc. and bears interest at the Treasury Rate plus three hundred (300) basis points per annum, but not to exceed 9% per annum. In addition, Sarnia issued $750,000 of Series A cumulative Convertible Preferred Stock to a group of private investors.

     Sarnia expects that it will require $75,000 for capital expenditures to be made during fiscal year 1998. It is anticipated that of such $75,000, approximately $40,000 will be used for remodeling vacant space, and approximately $25,000 will be used for other miscellaneous capital expenditures. Management believes that funds generated from operations should be sufficient to meet Sarnia's operating needs, including capital expenditures.

Impact of Inflation
___________________

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

                                SIGNATURES
                                __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 SARNIA CORPORATION
                                           ______________________________
                                                    (Registrant)






                                       By:   /s/ Charles I. Judkins
                                          ________________________________
                                           Charles I. Judkins, Jr.,
                                           President and Chief Executive Officer
                                           (duly authorized officer and
                                           Principal Financial Officer)












Date:  November 7, 1997