Form 10-Q
period 1997-12-31
SARNIA CORP
filed 1998-02-09
CIK 923021

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 1997 Commission File Number 0-24108
                               _________________                        _______

                                SARNIA CORPORATION
_______________________________________________________________________________
              (Exact name of registrant as specified in its charter)

                VIRGINIA                                54-1215366
________________________________________   ____________________________________
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

           6850 Versar Center
           Springfield, Virginia                          22151
________________________________________   ____________________________________
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code      (703) 642-6800
                                                  _____________________________

                                  Not Applicable
_______________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                    _____   _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              Class of Common Stock        Outstanding at January 31, 1998
              _____________________        _______________________________
                  no par value                     4,572,545 shares

                               SARNIA CORPORATION

                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          ____

PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

            Balance Sheets as of
            December 31, 1997 and June 30, 1997.                             3

            Statements of Operations for the Three-Month and
            Six-Month Periods Ended December 31, 1997 and 1996.              4

            Statements of Cash Flows for the Six-Month
            Periods Ended December 31, 1997 and 1996.                        5

            Notes to Financial Statements                                  6-7

   ITEM 2 - Management's Discussion and Analysis
            of Financial Condition and Results of Operations               7-9


PART II - OTHER INFORMATION

   ITEM 1 - Legal Proceedings                                                9

   ITEM 4 - Submission of Matters to Vote of Stockholders                    9

   ITEM 6 - Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                                  11

EXHIBIT 11 - Computation of Per Share Earnings                              12

                              SARNIA CORPORATION
                                BALANCE SHEETS
                                (In thousands)


                                                December 31,      June 30,
                                                   1997             1997
                                                ____________    ___________
                                                (Unaudited)

ASSETS
   Property and equipment. . . . . . . . . .    $  17,691       $  17,690
   Accumulated depreciation/amortization . .       (6 007)         (5,746)
                                                __________      __________
                                                   11,684          11,944

   Cash. . . . . . . . . . . . . . . . . . .           59              96
   Rents and other receivables . . . . . . .          114              64
   Prepaid expenses and other assets . . . .          213             204
                                                ----------      ----------
          Total assets . . . . . . . . . . .    $  12,070       $  12,308
                                                ==========      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
   Mortgages . . . . . . . . . . . . . . . .    $  10,029       $  10,267
   Accounts payable. . . . . . . . . . . . .          123             165
   Due to Versar . . . . . . . . . . . . . .          169             169
   Accrued salaries. . . . . . . . . . . . .           25              17
   Deferred income taxes . . . . . . . . . .        1,800           1,756
   Tenant security deposits. . . . . . . . .          435             468
   Other liabilities . . . . . . . . . . . .          255             258
                                                ----------      ----------
          Total liabilities. . . . . . . . .       12,836          13,100
                                                __________      __________

   Commitments and contingencies

   Stockholders' Deficit
       Preferred stock, $25 par value;
         Series A cumulative convertible;
         1,000,000 shares authorized;
         30,000 shares issued and
         outstanding at December 31, and
         June 30, 1997 . . . . . . . . . . .          750             750
       Common stock, no par value; 20,000,000
         shares authorized; 4,572,545 shares
         issued and outstanding at December 31,
         and June 30, 1997 . . . . . . . . .          ---             ---
       Accumulated deficit . . . . . . . . .       (1,516)         (1,542)
                                                __________      __________

           Total stockholders' deficit . . .         (766)           (792)
                                                __________      __________

           Total liabilities and
            stockholders'deficit . . . . . .    $  12,070       $  12,308
                                                ==========      ==========


                      The accompanying notes are an integral part
                             of these financial statements.

                                   SARNIA CORPORATION
                               STATEMENTS OF OPERATIONS
                  (Unaudited - in thousands, except per share amounts)

                            For the Three-Month           For the Six-Month
                         Periods Ended December 31,  Periods Ended December 31,
                            1997            1996        1997           1996
                         __________     __________   __________     __________


Real estate rental
 revenue: . . . . . . .  $     750      $     716    $   1,533      $   1,441
Real estate expenses. .        324            317          685            629
                         __________     __________   __________     __________
                               426            399          848            812

Depreciation/
 amortization . . . . .        143            155          288            306
General and
 administrative . . . .         22             23           46             47
                         __________     __________   __________     __________
Income from real
 estate . . . . . . . .        261            221          514            459

Interest expense. . . .        200            211          404            425
                         __________     __________   __________     __________

Net income before
  income taxes. . . . .         61             10          110             34

Income taxes. . . . . .         24            ---           44            ---
                         __________     __________   __________     __________
Net income. . . . . . .         37             10           66             34

Dividends on preferred
 stock. . . . . . . . .         20             20           40             39
                         __________     __________   __________     __________
Net income (loss)
 applicable to common
 stock. . . . . . . . .  $      17      $     (10)   $      26      $      (5)
                         ==========     ==========   ==========     ==========

Net income (loss) per
 share applicable to
 common stock . . . . .  $     ---      $     ---    $     ---      $     ---
                         ==========     ==========   ==========     ==========

Weighted average
 number of shares
 outstanding. . . . . .      4,579          4,573        4,646          4,573
                         ==========     ==========   ==========     ==========


                      The accompanying notes are an integral part
                             of these financial statements.

                                   SARNIA CORPORATION
                                STATEMENTS OF CASH FLOWS
                               (Unaudited - in thousands)


                                                  For the Six-Month Periods
                                                      Ended December 31,
                                                 ___________________________

                                                    1997              1996
                                                 _________         _________

Cash flows from operating activities
  Net income (loss) applicable to common
  stock. . . . . . . . . . . . . . . . . . . .   $     26          $     (5)
  Adjustments to reconcile net income
   (loss) applicable to common stock
   to net cash provided by operating
   activities
     Depreciation/amortization . . . . . . . .        288               306
     Deferred tax provision. . . . . . . . . .         44               ---
                                                 _________         _________
      Comparative funds from operations. . . .        358               301

     Preferred stock dividends accrued . . . .         40                39
     Provision for doubtful accounts
      receivable . . . . . . . . . . . . . . .          5               ---
     (Increase) decrease in rents and
      other receivables. . . . . . . . . . . .        (55)               78
     Increase in prepaid and other assets. . .        (36)              (40)
     Decrease in accounts payable. . . . . . .        (42)              (13)
     Increase (decrease) in accrued
      salaries . . . . . . . . . . . . . . . .          8                (2)
     (Decrease) increase in other
      liabilities. . . . . . . . . . . . . . .        (37)               16
                                                 _________         _________

Net cash provided by operating activities. . .        241               379
                                                 _________         _________

Cash flow from investing activities
 Improvements to real estate . . . . . . . . .         (1)              (57)
                                                 _________         _________

Cash flow from financing activities
  Mortgage principal payments. . . . . . . . .       (238)             (238)
  Payment to Versar, net . . . . . . . . . . .        ---                (4)
  Payment of dividend on preferred stock . . .        (39)              (59)
                                                 _________         _________

Net cash flow used in financing activities . .       (277)             (301)
                                                 _________         _________

Net (decrease) increase in cash. . . . . . . .        (37)               21
Cash at beginning of period. . . . . . . . . .         96                55
                                                 _________         _________

Cash at end of period. . . . . . . . . . . . .   $     59          $     76
                                                 =========         =========

Supplemental disclosure of cash flow
 information:
  Cash paid during the period for Interest . .   $    417          $    484


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

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of Management, the information reflects all adjustments necessary for a fair presentation of the Company's financial position as of December 31, 1997 and the results of operations for the six-month periods ended December 31, 1997 and 1996. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

     Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue recognition: Rental income is recognized based upon tenant lease agreements in accordance with Statement of Financial Accounting Statement No. 13, "Accounting for Leases" ("SFAS 13"). Provisions for any anticipated lease losses are made in the period that the losses become evident.

                            SARNIA CORPORATION
                NOTES TO FINANCIAL STATEMENTS (continued)

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

     Income taxes: The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which mandates a liability method for computing deferred income taxes. Provisions for deferred income taxes are made in recognition of temporary differences between the book and tax bases of accounting. At June 30, 1997, the Company had approximately $2.3 million in deferred tax liabilities, which was offset by $1.1 million of net operating loss carryforwards. Due to the history of operating losses and potential rent roll turnover in the year 2000, the Company has established a valuation allowance of approximately $510,000. As future rent rolls are solidified the valuation allowance will be reduced and added into income. Future income before preferred dividends are expected to require income tax expense at an effective rate of 40%.

     Impact of accounting standards: Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued in October, 1995 and is effective for fiscal year 1997. The Statement encourages, but does not require, adoption of the fair value based method of accounting for employee stock options and other stock compensation plans. The Company has opted to continue to account for its stock option plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of SFAS 123 has not had a material effect on the financial position of the Company.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") in February, 1997. SFAS 128 requires a company to present basic and diluted earnings per share amounts on the face of the Statement of Operations. The Company adopted the standard during the second quarter of 1998, and when adopted, will require restatement of prior years' earnings per share. The standard will not have a material impact on historical earnings per share reported by the Company.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
_____________________

Second Quarter Comparison for Fiscal Year 1998 and 1997
_______________________________________________________

     Real estate rental revenue in the second quarter of fiscal year 1998 increased by $34,000 (5%) compared to the second quarter of fiscal year 1997. The increase is attributable to rent escalations for existing tenants.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Real estate expenses in the second quarter of fiscal year 1998 increased by $7,000 (2%) compared to the second quarter of fiscal year 1997. The increase is due to slightly higher operating expenses as a result of increased building occupancy rates.

     Depreciation/amortization for the second quarter of fiscal year 1997 was $12,000 lower than the $155,000 reported in fiscal year 1997. The decrease is due to fully amortized assets that were placed in service in prior years outpaced the new assets that were placed in service in current years.

     General and administrative expense in the second quarter of fiscal year 1998 of $22,000 was slightly less than the second quarter of fiscal year 1997.

     Interest expense for the second quarter of fiscal year 1998 was $11,000 (5%) lower than that reported in the second quarter of fiscal year 1996. The decrease is due to the refinancing of mortgage debt, which took place in the third quarter of fiscal year 1996 at lower interest rates.

     Preferred stock dividends for the second quarter of fiscal year 1998 and 1997 were $20,000, respectively.

     The net income applicable to common stock for the second quarter of fiscal year 1998 was $17,000 compared to the net loss applicable to common stock of $10,000 in the same time last year. The increase in net income was due to higher real estate rental income, lower depreciation and interest expenses.

Six Month Comparison for Fiscal Year 1998 and 1997
__________________________________________________

     Real estate rental income for the six months of fiscal year 1998 was $1,533,000, an increase of $93,000 (6%) compared to the rental income of $1,441,000 a year ago. The increase is attributable to new tenants and rent escalations.

     Real estate expenses in the first six months of fiscal year 1998 increased $56,000 (9%) compared to the real estate expense in the first six months of fiscal year 1997. The increase is due to higher real estate taxes and operating expenses as a result of improved property values and higher rent rolls.

     Depreciation/amortization for the first six months of fiscal year 1998 decreased by $18,000 (6%) compared to the same period last year. The decrease is due to assets that were placed in service in prior years which were fully amortized. Depreciation/amortization expense related to the buildings was $197,000 and the remainder $91,000 being related to tenant improvements and brokerage fees.

     General and administrative expense for the six months of fiscal year
1998 of $46,000 was $1,000 lower than that of a year ago. The decrease is due to lower insurance expense when compared to fiscal year 1997.

     Interest expense for the first six months of fiscal year 1998 was $21,000 (5%) lower than that reported in the first six months of fiscal year 1997. The decrease is due to lower outstanding debt and the continuous principal payment throughout the year.

     Preferred stock dividends for the first six months of fiscal year 1998 was $40,000, slightly higher than the $39,000 compared to the first six months of fiscal year 1997.

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

     The net income applicable to common stock for the first six months was $26,000, an increase of $31,000 when compared to the net loss of $5,000 for the comparable period last year. The decrease is primarily attributable to higher rental income, lower interest and depreciation expenses as mentioned above.

Liquidity and Capital Resources
_______________________________

     Cash flow provided by operating activities was $241,000 for the first six months of fiscal year 1998 compared to the $379,000 for the same period last year. Payments of accounts payables and other liabilities resulted lower net cash provided by operating activities.

     Sarnia is financed through a first mortgage of $9 million with I.D.S. Life Insurance Company at the fixed rate of 7.75% which is being amortized over twenty-two years and with a balloon payment due in 2003. Sarnia also has a $1.5 million, five-year term loan with the NationsBank, which will be fully amortized in June 2002. The note is guaranteed by Versar, Inc. and bears interest at the Treasury Rate plus three hundred (300) basis points per annum, but not to exceed 9% per annum. In addition, Sarnia issued $750,000 of Series A cumulative Convertible Preferred Stock to a group of private investors.

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

Item 4 - Submission of Matters to Vote of Stockholders

         The Company's Annual Meeting of Stockholders was held on November 12, 1997. The matters voted on at the Annual meeting were as follows:

         (1)  The Election of Directors
                  The nomination of Michael Markels, Jr. and Thomas Hotz to serve as directors of the Company was approved as indicated below:

                                     Vote         Withheld
                                      for        Authority
                                   _________     _________

         Michael Markels, Jr.      3,531,369        15,900
         Thomas Hotz               3,493,389        53,880

         (2)  The amendment of Sarnia Corporation 1994 Stock Option Plan:

                                      For        Against       Abstain
                                   _________     _______       _______

                                   2,215,892     307,244        22,580

         (3) Ratification of the Appointment of Arthur Andersen LLP as the Independent Accountants for fiscal year 1998. Arthur Andersen was ratified as the Company's independent accountants as follows:

                                      For        Against       Abstain
                                   _________     _______       _______

                                   3,525,081      18,524         3,664

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






                                                    SARNIA CORPORATION
                                           ____________________________________
                                                         (Registrant)






                                           By:  /S/ Charles I. Judkins, Jr.
                                              _________________________________
                                              Charles I. Judkins, Jr.,
                                              President and Chief Executive
                                              Officer (duly authorized officer
                                              and Principal Financial Officer)












Date:  February 9, 1998