Form 10-Q
period 1998-03-31
SARNIA CORP
filed 1998-05-13
CIK 923021

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the Quarterly Period Ended  March 31, 1998  Commission File Number 0-24108
                              ----------------                         -------


                                SARNIA CORPORATION
              (Exact name of registrant as specified in its charter)

                  VIRGINIA                              54-1215366
-------------------------------------   --------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

         6850 Versar Center
         Springfield, Virginia                          22151
-------------------------------------   --------------------------------------
(Address of principal executive                      (Zip Code)
 offices)

Registrant's telephone number, including area code   (703) 642-6800
                                                  ----------------------------

                               Not Applicable
------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report.)

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

            Class of Common Stock       Outstanding at April 30, 1998
            ---------------------       -----------------------------
                no par value                    4,572,545 shares

                             SARNIA CORPORATION

                             INDEX TO FORM 10-Q

                                                                    PAGE
                                                                    ----

PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

            Balance Sheets as of
            March 31, 1998 and June 30, 1997.                         3

            Statements of Operations for the Three-Month and
            Nine-Month Periods Ended March 31, 1998 and 1997.         4

            Statements of Cash Flows for the Nine-Month
            Periods Ended March 31, 1998 and 1997.                    5

            Notes to Financial Statements                           6-7

   ITEM 2 - Management's Discussion and Analysis
            of Financial Condition and Results of Operations        7-9


PART II - OTHER INFORMATION

   ITEM 1 - Legal Proceedings                                        10

   ITEM 6 - Exhibits and Reports on Form 8-K                         10

SIGNATURES                                                           11

EXHIBIT 11 - Computation of Per Share Earnings                       12

                            SARNIA CORPORATION
                              BALANCE SHEETS
                              (In thousands)


                                                     March 31,      June 30,
                                                       1998           1997
                                                     ---------      ---------
                                                    (Unaudited)
ASSETS
  Property and equipment. . . . . . . . . . . .      $  17,691      $  17,690
  Accumulated depreciation/amortization . . . .         (6,137)        (5,746)
                                                     ----------     ----------
                                                        11,554         11,944

  Cash. . . . . . . . . . . . . . . . . . . . .             63             96
  Rents and other receivables . . . . . . . . .            137             64
  Prepaid expenses and other assets . . . . . .            213            204
                                                     ----------     ----------

          Total assets. . . . . . . . . . . . .      $  11,967      $  12,308
                                                     ==========     ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
  Mortgages . . . . . . . . . . . . . . . . . .      $   9,908      $  10,267
  Accounts payable. . . . . . . . . . . . . . .             86            165
  Due to Versar . . . . . . . . . . . . . . . .            168            169
  Accrued salaries. . . . . . . . . . . . . . .             24             17
  Deferred income taxes . . . . . . . . . . . .          1,819          1,756
  Tenant security deposits. . . . . . . . . . .            436            468
  Other liabilities . . . . . . . . . . . . . .            283            258
                                                     ----------     ----------
          Total liabilities . . . . . . . . . .         12,724         13,100
                                                     ----------     ----------
  Commitments and contingencies

  Stockholders' Deficit
    Preferred stock, $25 par value; Series A
      cumulative convertible; 1,000,000 shares
      authorized; 30,000 shares issued and
      outstanding at March 31, 1998 and June 30,
      1997. . . . . . . . . . . . . . . . . . .            750            750
    Common stock, no par value; 20,000,000
      shares authorized; 4,572,545 shares
      issued and outstanding at March 31, 1998
      and June 30, 1997 . . . . . . . . . . . .            ---            ---
    Accumulated deficit . . . . . . . . . . . .         (1,507)        (1,542)
                                                     ----------     ----------
          Total stockholders' deficit . . . . .           (757)          (792)
                                                     ----------     ----------
          Total liabilities and stockholders'
           deficit. . . . . . . . . . . . . . .      $  11,967      $  12,308
                                                     ==========     ==========

                  The accompanying notes are an integral part of
                            these financial statements.

                                SARNIA CORPORATION
                             STATEMENTS OF OPERATIONS
                 (Unaudited - in thousands, except per share amounts)


                                 For the Three-Month     For the Nine-Month
                               Periods Ended March 31, Periods Ended March 31,

                                  1998       1997        1998       1997
                                ---------  ---------   ---------  ---------

Real estate rental
 revenue: . . . . . . . . . .   $    782   $    724    $  2,315   $  2,165
Real estate expenses. . . . .        372        324       1,057        952
                                ---------  ---------   ---------  ---------
                                     410        400       1,258      1,213

Depreciation/amortization . .        143        154         431        460
General and administrative. .         24         23          71         70
                                ---------  ---------   ---------  ---------
Income from real estate . . .        243        223         756        683

Interest expense. . . . . . .        196        208         599        633
                                ---------  ---------   ---------  ---------

Net income before income
 taxes. . . . . . . . . . . .         47         15         157         50

Income taxes. . . . . . . . .         19        ---          63        ---
                                ---------  ---------   ---------  ---------
Net income. . . . . . . . . .         28         15          94         50

Dividends on preferred
 stock. . . . . . . . . . . .         19         19          59         59
                                ---------  ---------   ---------  ---------
Net income (loss) applicable
 to common stock. . . . . . .   $      9   $     (4)   $     35   $     (9)
                                =========  =========   =========  =========

Net income (loss) per share
 applicable to common stock
 - basic. . . . . . . . . . .   $    ---   $    ---    $    ---   $    ---
                                =========  =========   =========  =========

Net income (loss) per share
 applicable to common stock
 - diluted. . . . . . . . . .   $    ---   $    ---    $    ---   $    ---
                                =========  =========   =========  =========

Weighted average number of
 shares outstanding . . . . .      4,601      4,573       4,584      4,573
                                =========  =========   =========  =========



                      The accompanying notes are an integral part of
                                these financial statements.

                                     SARNIA CORPORATION
                                 STATEMENTS OF CASH FLOWS
                                (Unaudited - in thousands)

                                                 For the Nine-Month Periods
                                                        Ended March 31,
                                                 --------------------------
                                                     1998          1997
                                                 -----------    -----------

Cash flows from operating activities
  Net income (loss) applicable to common
  stock. . . . . . . . . . . . . . . . . . . .   $       35     $       (9)
  Adjustments to reconcile net income (loss)
   applicable to common stock to net cash
   provided by operating activities
     Depreciation/amortization . . . . . . . .          431            460
     Deferred tax provision. . . . . . . . . .           63            ---
                                                 -----------    -----------


      Comparative funds from operations. . . .          529            451

     Preferred stock dividends accrued . . . .           59             59
     Provision for doubtful accounts
      receivable . . . . . . . . . . . . . . .            5            ---
     (Increase) decrease in rents and other
      receivables. . . . . . . . . . . . . . .          (78)            96
     Increase in prepaid and other assets. . .          (49)           (52)
     Decrease in accounts payable. . . . . . .          (79)           (30)
     Increase (decrease) in accrued salaries .            7             (9)
     Decrease in other liabilities . . . . . .           (7)           (57)
                                                 -----------    -----------
Net cash provided by operating activities. . .          387            458
                                                 -----------    -----------

Cash flow from investing activities
  Improvements to real estate. . . . . . . . .           (1)           (57)
                                                 -----------    -----------

Cash flow from financing activities
  Mortgage principal payments. . . . . . . . .         (359)          (352)
  Payment to Versar, net . . . . . . . . . . .           (1)            (7)
  Payment of dividend on preferred stock . . .          (59)           (79)
                                                 -----------    -----------

Net cash flow used in
  financing activities . . . . . . . . . . . .         (419)          (438)
                                                 -----------    -----------

Net decrease in cash . . . . . . . . . . . . .          (33)           (37)
Cash at beginning of period. . . . . . . . . .           96             55
                                                 -----------    -----------

Cash at end of period. . . . . . . . . . . . .   $       63     $       18
                                                 ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for
    Interest . . . . . . . . . . . . . . . . .   $      614     $      693


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

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of Management, the information reflects all adjustments necessary for a fair presentation of the Company's financial position as of March 31, 1998 and the results of operations for the nine-month periods ended March 31, 1998 and 1997. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") in February, 1997. SFAS 128 requires a company to present basic and diluted earnings per share amounts on the face of the Statement of Operations. The Company adopted the standard during the second quarter of 1998 restated prior years' earnings per share. The standard does not have a material impact on historical earnings per share reported by the Company.

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations
---------------------

Third Quarter Comparison for Fiscal Year 1998 and 1997
------------------------------------------------------

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

     Real estate rental revenue in the third quarter of fiscal year 1998 increased by $58,000 (8%) compared to the third quarter of fiscal year 1997. The increase is attributable to rent escalations for existing tenants and increased occupancy rates.

     Real estate expenses in the third quarter of fiscal year 1998 increased by $48,000 (15%) compared to the third quarter of fiscal year 1997. The increase is due to higher operating expenses as a result of increased building occupancy rates.

     Depreciation/amortization for the third quarter of fiscal year 1998 was $11,000 (7%) lower when compared to the third quarter of fiscal year 1997.
The decrease is due to assets that were placed in service in prior years which were fully amortized. There were no major capital expenditures in the first three quarters of fiscal year 1998.

     General and administrative expense in the third quarter of fiscal year 1998 of $24,000 remained at approximately the same level as in the third quarter of last year.

     Interest expense for the third quarter of fiscal year 1998 was $12,000 (6%) lower than that reported in the third quarter of fiscal year 1997. The decrease is due to the refinancing of mortgage debt, which took place in the third quarter of fiscal year 1996 at lower interest rates.

     Preferred stock dividends for the third quarter of fiscal year 1998 and 1997 were $19,000, respectively.

     The net income applicable to common stock for the third quarter of fiscal year 1998 was $9,000 compared to the net loss applicable to common stock of $4,000 in the same time last year. The increase in net income was due to higher real estate rental income, lower depreciation and interest expenses.

Nine Month Comparison for Fiscal Year 1998 and 1997
---------------------------------------------------

     Real estate rental income for the nine months of fiscal year 1998 was $2,315,000, an increase of $150,000 (7%) compared to the rental income of $2,165,000 a year ago. The increase is attributable to new tenants and rent escalations.

     Real estate expenses in the first nine months of fiscal year 1998 increased $105,000 (11%) compared to the real estate expense in the first nine months of fiscal year 1997. The increase is due to higher real estate taxes and operating expenses as a result of improved property values and higher rent rolls.

     Depreciation/amortization for the first nine months of fiscal year 1998 decreased by $29,000 (6%) compared to the same period last year. The decrease is due to assets that were placed in service in prior years which were fully amortized. Depreciation/amortization expense related to the buildings was $295,000 and the remainder $136,000 being related to tenant improvements and brokerage fees.

     General and administrative expense for the nine months of fiscal year 1998 of $71,000 was $1,000 lower than that of a year ago. The decrease is due to lower insurance expense when compared to fiscal year 1997.

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

     Interest expense for the first nine months of fiscal year 1998 was $34,000 (5%) lower than that reported in the first nine months of fiscal year 1997. The decrease is due to lower outstanding debt and the continuous principal payment throughout the year.

     Preferred stock dividends for the first nine months of fiscal year 1998 and 1997 were $59,000, respectively.

     The net income applicable to common stock for the first nine months was $35,000, an increase of $44,000 when compared to the net loss of $9,000 for the comparable period last year. The improved net income is primarily attributable to higher rental income, lower interest and depreciation expenses as mentioned above.

Liquidity and Capital Resources
-------------------------------

     Cash flow provided by operating activities was $387,000 for the first nine months of fiscal year 1998 compared to the $458,000 for the same period last year. Increase in other receivables and payments of accounts payables resulted lower net cash provided by operating activities.

     Sarnia is financed through a first mortgage of $9 million with I.D.S. Life Insurance Company at the fixed rate of 7.75% which is being amortized over twenty-two years and with a balloon payment due in 2003. The carrying value is $1,275,000 at March 31, 1998. Sarnia also has a $1.5 million, five-year term loan with the NationsBank, which will be fully amortized in June 2002. The NationsBank note is guaranteed by Versar, Inc. and bears interest at the Treasury Rate plus three hundred (300) basis points per annum, but not to exceed 9% per annum. In addition, Sarnia issued $750,000 of Series A cumulative Convertible Preferred Stock to a group of private investors.

     Sarnia expects that it will require $15,000 for miscellaneous capital expenditures to be made during fiscal year 1998. Management believes that funds generated from operations should be sufficient to meet Sarnia's operating needs, including capital expenditures.

Impact of Inflation
-------------------

     Sarnia continually seeks to protect itself from the effects of inflation. The majority of its leases provide for annual increases based on fixed percentages or increases in the Consumer Price Index.

Year 2000
---------

     Certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures and in miscalculations, and is generally referred to as the "Year 2000" problem. Sarnia is in the process of evaluating the different options that are available to upgrade the Company's existing data processing and financial reporting software applications to be Year 2000 compliant. Presently, Sarnia does not believe that Year 2000 compliance will result in any material investments, nor does Sarnia anticipate that the Year 2000 problem will have material adverse effects on the business operations or financial performance of Sarnia. In addition, Sarnia is not aware of any Year 2000 problems of its customers, suppliers or network affiliates that will have a material adverse effect on the business, operations or financial performance of Sarnia. There can be no assurance, however, that the year 2000 problem will not adversely affect Sarnia and its business.

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






                                                       SARNIA CORPORATION
                                                 ----------------------------
                                                          (Registrant)






                                              By:/S/ Charles I. Judkins, Jr.,
                                                 ----------------------------
                                                 Charles I. Judkins, Jr.,
                                                 President and Chief
                                                 Executive Officer
                                                 (duly authorized officer
                                                 and Principal Financial
                                                      Officer)












Date: May 13, 1998