Form 10-K
period 1998-06-30
SARNIA CORP
filed 1998-09-24
CIK 923021

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                           ------------------------
                                  FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                        COMMISSION FILE
      JUNE 30, 1998                                                 NO. 0-24108

                                 --------------

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 1, 1998 was approximately $1,890,470.

         The number of shares of Common Stock outstanding as of September 1, 1998 was 4,572,545.

         The Exhibit Index is located on Pages 15 through 16 hereof.

              ---------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 1998 Annual Meeting of Stockholders scheduled to be held on November 18, 1998 are incorporated by reference into Part III hereof.

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

        Versar Center consists of two four-story office buildings: the 6850 Building (approximately 108,000 square feet) which was constructed in 1982, and the 6800 Building (approximately 110,000 square feet) which was constructed in 1986. During the past two years, the interior of the 6850 Building has been extensively reconditioned and upgraded. At the end of June 1998, the 6850 Building was 98% leased and the 6800 Building was 100% leased. On June 29, 1994, Versar and Sarnia entered into two 15-year leases through May 2009 pursuant to which Versar leased from Sarnia 108,506 square feet (99,588 of which was located in the 6850 Building). On June 22, 1995, Versar's lease in the 6850 Building was modified to reduce the square footage from 99,588 to 73,371. On July 1, 1996 Versar modified its lease in the 6850 Building to further reduce the square footage from 73,371 to 68,414. Versar and National Capital Preferred Provider Organization, Inc. ("NCPPO") are the major tenants leasing approximately 87% of the 6850 Building and have leases which terminate in May 2009 and June 2000, respectively. Four major tenants, the General Services Administration ("GSA"), Cornet, C-Cubed Corporation and RGE Engineering, lease approximately 72% of the 6800 Building and have leases which terminate between February 1999 and June 2001.

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

        Fairfax County, in which Versar Center is located, has experienced growth in the past in terms of residential, commercial and industrial development. In the past two years, the regional economy, especially in Northern Virginia and Fairfax County has become robust. That growth, combined with the past lack of new buildings under construction, has lead to an increase in occupancy and generally higher rentals for vacant or renewed office space.

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

OPERATING DATA

        The occupancy rate for the 6850 Building for fiscal years 1998 through 1994 was 98%, 98%, 93%, 99% and 94%, respectively. The occupancy rate for the 6800 Building for fiscal years 1998 through 1994 was 100%, 97%, 94%, 93% and 85%, respectively.

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

        Versar has lease agreements with Sarnia for 68,414 square feet of office space in the 6850 Building, and 4,078 square feet of storage space in the 6800 Building, at an annual aggregate rent of $1,072,000. Both leases expire on May 31, 2009. The lease on 6850 Building has an annual 4% escalation in rent costs with fair market adjustment every five years at June 1, 1999 and June 1, 2004. The lease on 6800 Building is subject to 2% annual rent escalation. There are no renewal options in the leases.

        With respect to the 6850 Building, the average effective annual rental per square foot was $14.60, $14.02, $13.59, $13.52 and $13.41 for fiscal years 1998, 1997, 1996, 1995 and 1994, respectively. With respect to the 6800 Building, the average effective annual rental per square foot was $13.13, $12.60, $11.76, $11.52 and $11.29 for fiscal years 1998, 1997, 1996, 1995 and
1994, respectively. In addition, the average net rental rates per square foot for both buildings were $7.40, $7.01, $6.09, $6.30 and $5.42 for fiscal years 1998, 1997, 1996, 1995 and 1994, respectively. The net rental rates per square foot for Versar alone, as a significant tenant, were $7.85, $7.83, $6.88, $7.06 and $7.57 for fiscal years 1998, 1997, 1996, 1995 and 1994, respectively. The average effective annual rental per square foot is derived using annual rental income divided by occupied square feet. The net rental rate represents the difference between income per square foot and operating expense per square foot.

        The following table sets forth the schedule of the lease expirations for each of the ten years commencing with calendar year 1998:

                                                                   Percent of Gross
        Number of Tenants   Total Square          Annual Rent            Rent
          Whose Leases      Feet Covered          Represented         Represented
 Year      Will Expire        by Leases            by Leases           by Leases
------   ---------------   ---------------      ---------------     ------------
1998            3              15,084              $ 115,000               4.0%
1999            3              33,887              $ 460,000              15.9%
2000            7              68,409              $ 900,000              31.2%
2001            2              25,876              $ 338,000              11.7%
2002           --              ---                  ---                 ---
2003           --              ---                  ---                 ---
2004           --              ---                  ---                 ---
2005           --              ---                  ---                 ---
2006           --              ---                  ---                 ---
2007           --              ---                  ---                 ---

        The following table sets forth information with respect to the 6850 Building and the 6800 Building regarding tax depreciation:


                         Original
                           Cost      Rate            Method             Life
                      -----------    ----            ------             ----
6850 Building         $ 6,072,575     6.70%       Straight-line          15

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

Leaseholds to         $   612,591     3.17%       Straight-line        31.5/39
6800 Building

Equipment             $    31,806     8.93%          Double               7
                                                    declining
                                                     balance

Security System to    $    53,002     5.26%       Straight-line          19
6850 Building

Security System to    $    51,520     5.26%       Straight-line          19
6800 Building

        The real property tax rate is $1.23 per $100 of assessed value. Annual real property taxes for 1998 are approximately $76,000 and $81,000 for the 6850 Building and the 6800 Building, respectively.

EMPLOYEES

        At June 30, 1998, Sarnia employed seven (7) full time employees. Sarnia considers relations with its employees to be good. No employees are represented by labor unions.

EXECUTIVE OFFICERS AND DIRECTORS

        The current executive officers and directors of Sarnia, their ages as of September 1, 1998, their current offices or positions and their business experience for the past five years are set forth below.

Name                                Age                   Business Experience
----                                ---                   -------------------
                                                          During Last Five Years
                                                          ----------------------
                                                          and Other Information
                                                          ---------------------

Charles I. Judkins, Jr.             67                    PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                          President and Chief Executive Officer
                                                          from June 1994 to present; Retired former
                                                          Senior Vice President of Versar from
                                                          August 1992 to May 1993; Senior
                                                          Vice President and Chief Financial
                                                          Officer of Versar from July 1991 to
                                                          August 1992.

Benjamin M. Rawls                   57                    CHAIRMAN OF THE BOARD
                                                          Chairman of the Board since November
                                                          1993 and President and Chief Executive
                                                          Officer of Versar since April 1991.

Lawrence W. Sinnott                 36                    TREASURER
                                                          Chief Financial Officer and Treasurer of
                                                          Versar from May 1994 to present;
                                                          Treasurer and Controller of Versar from
                                                          June 1992 to April 1994.

Gerald T. Halpin                    75                    DIRECTOR
                                                          President, WEST*GROUP Management
                                                          LLC, a real estate development and
                                                          construction firm and its predecessors,
                                                          since 1962.

Michael Markels, Jr.                72                    DIRECTOR
                                                          Chairman, President and CEO of Ocean
                                                          Farming, Inc. since 1995. Co-founder of
                                                          Versar; Chairman Emeritus and Director
                                                          of Versar; Retired former Chairman of the
                                                          Board of Versar from March 1991 to
                                                          November 1993.

Name                                Age                   Business Experience
----                                ---                   -------------------
                                                          During Last Five Years
                                                          ----------------------
                                                          and Other Information
                                                          ---------------------

Thomas G. Hotz                      38                    DIRECTOR
                                                          Partner, Magnum Capital Partners,
                                                          L.L.C., since 1996; Managing Director of
                                                          Julian J. Studley, Inc., a national real
                                                          estate firm, from 1989 through 1996.

William G. Denbo                    55                    VICE PRESIDENT AND GENERAL MANAGER
                                                          Maintenance Supervisor and general
                                                          manager of Sarnia Corporation for the
                                                          past five years.

James N. Schwarz                    53                    DIRECTOR
                                                          Partner of Patton Boggs LLP since
                                                          September 1998; Partner of Ginsburg,
                                                          Feldman and Bress, a chartered law firm
                                                          in Washington, D.C., from February 1996
                                                          to August 1998; Senior Vice President,
                                                          General Counsel and Corporate Secretary
                                                          of Steuart Petroleum Company from 1991
                                                          to 1996.

ITEM 2.  PROPERTIES

        Versar Center is located at the east end of the 6900 block of Hechinger Drive in Springfield, Virginia, one-half mile northwest of the intersection of the Capital Beltway (I-495) and Shirley Highway (I-395). The 6800 Building and the 6850 Building, the two four-story office buildings in Versar Center, are located on a property encompassing 18.3 acres. The 6850 Building has approximately 108,000 usable square feet, and the 6800 Building has approximately 110,000 usable square feet. The property site is just inside the Capital Beltway, approximately 14.5 miles southwest of downtown Washington, D.C.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal year 1998.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

        At June 30, 1998, the Company had 743 stockholders of record, excluding stockholders whose shares were held in nominee name.

        The Company's common stock is traded on the over-the-counter market. There is no established public trading market for the Company's common stock and trades in the stock are sporadic. The quarterly high and low actual trade prices without adjustments for mark-ups, mark-downs, or commissions during fiscal years 1998 and 1997 are presented below.

        Fiscal Year                                  High          Low
-----------------------                             -------       ------

1998    4th Quarter....................          $ 0.7813      $ 0.3750
        3rd Quarter....................            0.4688        0.3750
        2nd Quarter....................            0.5000        0.3125
        1st Quarter....................            0.4375        0.3125

1997    4th Quarter....................          $ 0.3438      $ 0.3125
        3rd Quarter....................            0.5000        0.3125
        2nd Quarter....................            0.3125        0.3125
        1st Quarter....................            0.3125        0.3125

        No dividends were paid on the Company's common stock in fiscal year 1998 or 1997 by Sarnia. The Board of Directors intends to retain any future earnings for use in the Company's business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

        The selected financial data set forth below should be read in conjunction with Sarnia's Financial Statements and notes thereto beginning on page F-1 of this report.

                                                                        Years Ended June 30,
                                          ------------------------------------------------------------------------
                                           1998             1997           1996             1995             1994
                                          ------           ------         ------           ------           ------
                                                               (In thousands, except per share data)

Statement of Operations
  related data:

Real estate rental revenue               $  3,127        $  2,911        $  2,771        $  2,676        $  2,446

Net income (loss) before
  cumulative effect of change
  in accounting principle                     149              84            (235)           (270)           (684)

Cumulative effect of
  adoption of SFAS 109                        ---             ---             ---             ---            (440)

Net income (loss)                             149              84            (235)           (270)         (1,124)

Net income (loss) applicable
  to common stock                              70               5            (269)           (270)         (1,124)

Balance Sheet related data:

Total assets                               11,847          12,308          12,762          13,305          13,362

Short-term debt                               495             480             452           1,405             355
Long-term debt                              9,292           9,787          10,287          10,657          12,048
                                         --------        --------        --------        --------        --------
Total debt                                  9,787          10,267          10,739          12,062          12,403

Total stockholders' deficit                  (722)           (792)           (797)         (1,278)         (1,008)

Earnings per share information:

Net income (loss) per share before
  cumulative effect of change
  in accounting principle                $   0.02         $   ---        $  (0.06)       $  (0.06)       $  (0.15)

Net (loss) per share from
  cumulative effect of change
  in accounting principle                $    ---         $   ---        $    ---        $    ---        $  (0.10)

Net income (loss) per share
  applicable to common stock             $   0.02         $   ---        $  (0.06)       $  (0.06)       $  (0.25)

Number of shares out-
  standing                                  4,664           4,603           4,573           4,573           4,573
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

        Real estate revenue in 1998 of $3,127,000 was $216,000 (7%) higher than the $2,911,000 of rental revenue reported in 1997. The increase is due to rent escalations and a higher occupancy rate. The average occupancy rate for the two buildings in fiscal year 1998 was 99%. Real estate revenue in 1997 of $2,911,000 was $140,000 (5%) higher than the $2,771,000 of rental revenue reported in 1996. The increase is attributable to rent escalations and increased occupancy rates in both buildings.

        Real estate expenses in 1998 of $1,419,000 were $130,000 (10%) higher than the $1,289,000 reported in 1997. The increase is due to higher operating costs in support of higher occupancy rate and higher real estate taxes as a result of the completion of building renovations which have increased the property value. Real estate expenses in 1997 of $1,289,000 were $19,000 (1%) lower than the $1,308,000 of expenses reported in 1996. The decrease is attributable to the lower legal expense incurred in 1997.

        Depreciation/amortization expenses in 1998 were $573,000, a decrease of $34,000 (6%) when compared to prior fiscal year of 1997. The decrease is due to minimum capital expenditures spent in fiscal year 1998. Depreciation/amortization expenses in 1997 of $607,000 were $12,000 (2%) lower than the $619,000 reported in 1996. The decrease is due to the fully amortized assets that were placed in service in prior years were greater than the new capital expenditures in 1997.

        General and administrative expenses in 1998 of $94,000 remained relatively at the same level as fiscal year 1997 of $93,000. General and administrative expenses in 1997 were $9,000 (9%) lower than 1996 due to a decrease in insurance expense. After the spin-off from Versar, Sarnia entered into separate insurance coverage on a stand-alone basis, which resulted in higher insurance expenses in 1996. After the risk experiencing rate was established a year later, the insurance expense decreased in 1997.

        Interest expense of $793,000 in 1998 was $45,000 (5%) lower compared to interest expense of $838,000 in 1997. Interest expense in 1997 decreased by $139,000 (14%) when compared to 1996. The decreases are due to the refinancing of debt at lower interest rates and principal payments made in 1997 and 1998.

        Sarnia recorded $79,000, $79,000 and $34,000 of preferred stock dividends in fiscal years 1998, 1997 and 1996, respectively. Preferred stock dividends are paid quarterly, on the first day of March, June, September and December of each year. Dividends increased in 1997 because the preferred equity was issued in January 1996. Therefore, fiscal year 1996 had only five months of dividends.

        The net income applicable to common stock in 1998 was $70,000, an increase of $65,000 over that reported in 1997. The net income applicable to common stock was $5,000 in fiscal year 1997 compared to net loss applicable to common stock of $269,000 in fiscal year 1996. The significant improvements are attributable to the combination of higher rental revenue, controlled operating expenses, and lower interest expenses in fiscal years 1998 and 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

        Cash flow provided by operating activities was $674,000, 735,000 and $508,000 for fiscal years 1998, 1997 and 1996, respectively. Principal payments on the mortgages for fiscal years 1998, 1997 and 1996 were $480,000, $472,000 and $1,323,000, respectively. In fiscal year 1996, Sarnia issued $750,000 of preferred stock and received a $250,000 rent deposit from Versar. In fiscal year 1995, Versar loaned $265,000 to Sarnia, primarily for leasehold improvements. Sarnia has paid Versar $52,000, $13,000 and $83,000 in fiscal years 1998, 1997 and 1996, respectively, leaving the balance of $117,000.

        On January 25, 1996, Sarnia obtained a first mortgage of $9 million with I.D.S. Life Insurance Company at the fixed rate of 7.75% to be amortized over twenty-two years and with a balloon payment due in 2003. Sarnia also obtained a second mortgage of $500,000 with the Riggs National Bank at the prime rate reported in the Wall Street Journal plus 2% payable in 12 equal monthly installments. On June 30, 1996, the maturity date of the second mortgage was extended to July 1, 1997. Sarnia also entered into a $1.5 million term loan with the Riggs National Bank at the prime rate reported in the Wall Street Journal plus 1% which was amortized over seven years payable in 66 equal monthly installments starting on the 18th month from the date of funding. In addition, Sarnia has issued, for $750,000, Series A Cumulative Convertible Preferred Stock to a group of private investors.

        In April 1997, Sarnia changed its banking institution from the Riggs National Bank to NationsBank N.A. The $500,000 second mortgage with the Riggs National Bank was paid off on July 1, 1997. The $1.5 million term loan was terminated and replaced by a NationsBank five year term note. The new note is guaranteed by Versar, Inc. and bears interest at the five-year Treasury Rate plus three hundred (300) basis points per annum (currently 8.5%), but not to exceed 9% per annum. The note matures in five years with $300,000 principal payment per year starting July 1, 1997. As of June 30, 1998, the outstanding balance on the loan was $1,200,000.

        Sarnia expects that it will require $75,000 for capital expenditures to be made during fiscal year 1999. It is anticipated that of such $75,000, approximately $40,000 will be used for remodeling vacant space, and approximately $35,000 will be used for other miscellaneous capital expenditures.

        Management believes that funds generated from rents should be sufficient to meet Sarnia's operating needs, including capital expenditures in fiscal year 1999.

                       IMPACT OF NEW ACCOUNTING STANDARDS

        In March 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 was effective beginning in fiscal year 1997, and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no material effect on the financial position or results of operations of the Company.

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" was issued in October, 1995 and was effective beginning in fiscal year 1997. The Statement encourages, but does not require, adoption of the fair value based method of accounting for employee stock options and other stock compensation plans. The Company has opted to continue to account for its stock option plan in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." However, the Company has made certain pro forma disclosures of net income (loss) and per share information as if the fair value based method for accounting defined in SFAS 123 had been applied.

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February 1997. SFAS 128 requires a company to present basic and diluted earnings per share amounts on the face of the Consolidated Statement of Operations. The company adopted the provisions of the standard in fiscal year 1998 and restated prior year's earnings per share amounts to comply with the new standard.

                               IMPACT OF INFLATION

        Sarnia continually seeks to protect itself from the effects of inflation. The majority of its leases provide for annual increases based on fixed percentages or increases in the Consumer Price Index.

                                    YEAR 2000

        Certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures and in miscalculations, and is generally referred to as the "Year 2000" problem. Sarnia is in the process of evaluating the different options that are available to upgrade the Company's existing data processing and financial reporting software applications to be Year 2000 compliant. Presently, Sarnia does not believe that Year 2000 compliance will result in any material investments, nor does Sarnia anticipate that the Year 2000 problem will have material adverse effects on the business operations or financial performance of Sarnia. The Company is in the process of requesting each of its tenants and material suppliers, including Virginia Power, to advise as to their systems being Year 2000 compliant. Except for a failure by Virginia Power to become Year 2000 compliant, the failure of any tenant or other supplier to be Year 2000 compliant would not have a material adverse effect on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and supplementary data begin on page F-1 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this item with respect to directors of the Company will be contained in the Company's proxy statement for its 1998 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the Company's 1998 fiscal year and is incorporated herein by reference.

        Information required by this item with respect to executive officers of the Company is included in Part I of this report and is incorporated herein by reference.

        For the purpose of calculating the aggregate market value of the voting stock of Sarnia held by non- affiliates as shown on the cover page of this report, it has been assumed that the directors and executive officers of the Company and the Versar Employee Savings and Stock Ownership Plan are the only affiliates of the Company. However, this is not an admission that all such persons are, in fact, affiliates of the Company.

The information called for in Part III by:

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by these items is incorporated herein by reference to the Company's proxy statement for its 1998 Annual Meeting of Stockholders, which is expected to be filed with the Commission not later than 120 days after the end of the Company's 1998 fiscal year.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) Financial Statements:

            The financial statements and financial statement schedules of Sarnia Corporation are filed as part of this report and begin on page F-1.

               a) Report of Independent Public Accountants

               b) Balance Sheets as of June 30, 1998 and 1997

               c) Statements of Operations for the Years Ended June 30, 1998,
                  1997 and 1996

               d) Statements of Changes in Stockholders' Deficit for the Years
                  Ended June 30, 1998, 1997 and 1996

               e) Statements of Cash Flows for the Years Ended June 30, 1998,
                  1997 and 1996

               f) Notes to Financial Statements

   (2) Financial Statement Schedules:

               There are no financial statement schedules applicable to the Company.

(3) Exhibits:

               The exhibits to this Form 10-K are set forth in a separate
               Exhibit Index which is included on page 15 of this report.

(B)  Reports on Form 8-K

               No reports were filed on Form 8-K during the Company's last quarter of fiscal year 1998.

                                  EXHIBIT INDEX



                                                                                                 Page Number/
Item No.                           Description                                                   Reference
--------                           -----------                                                   ---------

   1        Sarnia Corporation Information Statement for distribution to shareholders of
            Versar, Inc., the outstanding shares of its wholly-owned subsidiary, Sarnia
            Corporation, dated June 30, 1994.................................................  (A),(B)

   3.1      Articles of Incorporation of Sarnia Corporation, as amended......................      (D)

   3.2      Bylaws of Sarnia Corporation.....................................................      (A)

  10.5      Amended and Restated Office Lease, dated June 22, 1995, between the Registrant
            and Versar, Inc..................................................................      (C)

  10.6      Office Lease Agreement, dated October 28, 1994, between the Registrant and
            National Capital Preferred Provider Organization, Inc............................      (C)

  10.7      Office Lease Agreement, dated October 28, 1994, between the Registrant and
            Integrated Behavioral Care, Inc..................................................      (C)

  10.8      Sarnia 1994 Stock Option Plan....................................................      (C)

  10.9      The Riggs National Bank of Washington D.C.'s letter dated, September 15, 1995, modifying certain provisions of the Revolving Loan and Security Agreement, dated
            April 9, 1994....................................................................      (C)

 10.10      Promissory Note, dated January 25, 1996, between the Registrant and IDS Life
            Insurance Company................................................................      (D)

 10.11      Term Note, dated January 25, 1996, between the Registrant and The Riggs
            National Bank of Washington, D.C.................................................      (D)

 10.12      Deed of Trust Note, dated January 25, 1996, between the Registrant and The
            Riggs National Bank of Washington, D.C...........................................      (D)

 10.13      Preferred Stock Purchase Agreement, as amended...................................      (D)

 10.14      Promissory Note, dated March 27, 1997, between the Registrant and the
            NationsBank N.A..................................................................      (E)

     11     Statement Re:  Computation of Per Share Earnings.................................       18

     27     Financial Data Schedule..........................................................

--------------------------------------------------------------------------

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

(D) Incorporated by reference to the similarly numbered exhibit to the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1996 ("FY 1996 Form 10K") filed with the Commission on September 24, 1996.

(E) Incorporated by reference to the similarly numbered exhibit to the Registrant's form 10-K Annual Report for the fiscal year ended June 30, 1997 ("FY 1997 Form 10K") filed with the Commission on September 18, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SARNIA CORPORATION
                                   --------------------------------
                                              (Registrant)


Date:  September 15, 1998           /S/ Charles I. Judkins, Jr.
                                   ---------------------------------
                                   Charles I. Judkins, Jr.
                                   President & CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES                                TITLE                          DATE
----------                                -----                          ----


/S/ Charles I. Judkins, Jr.               President & CEO                September 15, 1998
-----------------------------------------
Charles I. Judkins, Jr.


/S/ Benjamin M. Rawls                     Chairman & Director            September 15, 1998
--------------------------------------
Benjamin M. Rawls


/S/ Lawrence W. Sinnott                   Treasurer and Principal        September 15, 1998
--------------------------------------    Accounting Officer
Lawrence W. Sinnott


/S/ Michael Markels, Jr.                  Director                       September 15, 1998
----------------------------------------
Michael Markels, Jr.


/S/ Gerald T. Halpin                      Director                       September 15, 1998
----------------------------------------
Gerald T. Halpin


/S/ Thomas G. Hotz                        Director                       September 15, 1998
---------------------------------------
Thomas G. Hotz


/S/ James N. Schwarz                      Director                       September 15, 1998
---------------------------------------
James N. Schwarz

                    Report of Independent Public Accountants




To the Board of Directors and Stockholders of Sarnia Corporation:

We have audited the accompanying balance sheets of Sarnia Corporation (a Virginia corporation) as of June 30, 1998 and 1997, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sarnia Corporation as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.



                                                      /S/ Arthur Andersen LLP
                                                      -------------------------
                                                      Arthur Andersen LLP


Washington, D.C.
September 15, 1998

                               SARNIA CORPORATION
                                 BALANCE SHEETS



                                                                     June 30,
                                                           --------------------------
                                                               1998           1997
                                                           -----------     ----------
                                                                  (In thousands)
ASSETS
    Property and equipment .........................       $ 17,710        $ 17,690
    Accumulated depreciation/amortization ..........         (6,267)         (5,746)
                                                           --------        --------
                                                             11,443          11,944

    Cash ...........................................            139              96
    Rents and other receivables, net ...............             79              64
    Prepaid expenses and other assets ..............            186             204
                                                           --------        --------

         Total assets ..............................       $ 11,847        $ 12,308
                                                           ========        ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
    Mortgages ......................................       $  9,787        $ 10,267
    Accounts payable ...............................             32             165
    Loan from Versar ...............................            117             169
    Accrued salaries ...............................             18              17
    Deferred income taxes ..........................          1,855           1,756
    Tenant security deposits .......................            436             468
    Other liabilities ..............................            324             258
                                                           --------        --------
        Total liabilities ..........................         12,569          13,100
                                                           --------        --------

    Commitments and contingencies

    Stockholders' Deficit
       Preferred stock, $25 par value; Series A
        cumulative convertible; 1,000,000 shares
        authorized; 30,000 shares issued and
        outstanding at June 30, 1998 and
        June 30, 1997 ..............................            750             750
       Common stock, no par value; 20,000,000 shares
        authorized at June 30, 1998 and 1997;
        4,572,545 shares issued and outstanding
        at June 30, 1998 and 1997 ..................            ---             ---
       Accumulated deficit .........................         (1,472)         (1,542)
                                                           --------        --------

        Total stockholders'
            deficit ................................           (722)           (792)
                                                           --------        --------

        Total liabilities and
            stockholders' deficit ..................       $ 11,847        $ 12,308
                                                           ========        ========


  The accompanying notes are an integral part of these financial statements.

                                      SARNIA CORPORATION
                                   STATEMENTS OF OPERATIONS


                                                        Years Ended June 30,
                                               ------------------------------------
                                                  1998          1997          1996
                                               ----------    ---------      -------
                                               (In thousands, except per share data)

Real estate rental revenue ..............       $ 3,127       $ 2,911       $ 2,771
Real estate expenses ....................         1,419         1,289         1,308
                                                -------       -------       -------
                                                  1,708         1,622         1,463

Depreciation/amortization ...............           573           607           619
General and administrative ..............            94            93           102
                                                -------       -------       -------
Income from real estate .................         1,041           922           742

Interest expense ........................           793           838           977
                                                -------       -------       -------

Net income (loss) before income taxes ...           248            84          (235)

Income taxes ............................            99           ---           ---
                                                -------       -------       -------

Net income (loss) .......................           149            84          (235)

Dividends on preferred stock ............            79            79            34
                                                -------       -------       -------
Net income (loss) applicable to common
 stock ..................................       $    70       $     5       $  (269)
                                                =======       =======       =======

Net income (loss) per share applicable to
 common stock - basic and diluted .......       $  0.02       $   ---       $ (0.06)
                                                =======       =======       =======

Weighted average number of
     shares outstanding - diluted .......         4,664         4,603         4,573
                                                =======       =======       =======



  The accompanying notes are an integral part of these financial statements.

                               SARNIA CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT



                                                             Common Stock                                 Total
                                                         -----------------------                          Stock-
                                        Preferred        Number of                    Accumulated         holders'
                                          Stock           Shares        Amount          Deficit           Deficit
                                        ---------        ---------    ----------      -------------     -----------
                                                           Years Ended June 30, 1998, 1997, 1996
                                        ---------------------------------------------------------------------------
                                                              (In thousands, except share data)

Balance, June 30, 1995 ..........       $    ---       4,572,545       $     ---        $  (1,278)       $  (1,278)
                                        --------       ---------       ---------        ---------        ---------

Issuance of preferred stock .....            750             ---             ---              ---              750

Net loss ........................            ---             ---             ---             (235)            (235)

Preferred stock dividend accrued             ---             ---             ---              (34)             (34)
                                        --------       ---------       ---------        ---------        ---------

Balance, June 30, 1996 ..........           750        4,572,545             ---           (1,547)            (797)
                                        --------       ---------       ---------        ---------        ---------

Net income ......................            ---             ---             ---               84               84

Preferred stock dividend accrued             ---             ---             ---              (79)             (79)
                                        --------       ---------       ---------        ---------        ---------

Balance, June 30, 1997 ..........           750        4,572,545             ---           (1,542)            (792)
                                        --------       ---------       ---------        ---------        ---------

Net income ......................            ---             ---             ---              149              149

Preferred stock dividend accrued             ---             ---             ---              (79)             (79)
                                        --------       ---------       ---------        ---------        ---------

Balance, June 30, 1998 ..........       $    750       4,572,545       $     ---        $  (1,472)       $    (722)
                                        ========       =========       =========        =========        =========








  The accompanying notes are an integral part of these financial statements.

                               SARNIA CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                            Years Ended June  30,
                                                               ------------------------------------------
                                                                   1998            1997            1996
                                                               -----------    ------------     ----------
                                                                             (In thousands)
Cash flow from operating activities
    Net income (loss) applicable to common stock .......       $     70        $      5        $   (269)
    Adjustments to reconcile net income (loss)
      applicable to common stock to net cash
      provided by operating activities
         Depreciation/amortization .....................            573             607             619
         Increase in deferred taxes ....................             99             ---             ---
                                                               --------        --------        --------
           Comparative funds from operations ...........            742             612             350

         Preferred stock dividend accrued ..............             79              79              34
         Provision for doubtful accounts ...............              5             ---             ---
         (Increase) decrease in rents and other
           receivables .................................            (20)             73              (9)
         (Increase) decrease in prepaid and other assets            (33)            (76)             28
         (Decrease) increase in accounts payable .......           (133)             29              23
         Increase (decrease) in accrued salaries .......              1             (13)              4
         Increase in other liabilities .................             33              31              78
                                                               --------        --------        --------

Net cash provided by operating activities ..............            674             735             508
                                                               --------        --------        --------

Cash flow from investing activities
    Improvements to real estate ........................            (20)           (136)            (43)
    Disposition of property and equipment ..............            ---              26             ---
                                                               --------        --------        --------

Net cash used in investing activities ..................            (20)           (110)            (43)
                                                               --------        --------        --------

Cash flow from financing activities
    Mortgage principal payments ........................            ---             ---         (12,062)
    Refinanced new mortgage ............................            ---             ---          11,000
    Principal payments on new mortgage .................           (480)           (472)           (261)
    Loan from Versar, net ..............................            (52)            (13)            (83)
    Issuance of preferred stock ........................            ---             ---             750
    Deposit received ...................................            ---             ---             250
    Payment of dividend on preferred stock .............            (79)            (99)             (7)
                                                               --------        --------        --------

Net cash used in financing activities ..................           (611)           (584)           (413)
                                                               --------        --------        --------

Net increase in cash ...................................             43              41              52
Cash at beginning of period ............................             96              55               3
                                                               --------        --------        --------
Cash at end of period ..................................       $    139        $     96        $     55
                                                               ========        ========        ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for
      Interest .........................................       $    808        $    888        $    987

The accompanying notes are an integral part of these financial statements.

                               SARNIA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE A  GENERAL INFORMATION

        Sarnia Corporation (the "Company"), formerly Versar Virginia, Inc., was a wholly-owned real estate subsidiary of Versar, Inc. ("Versar") until June 30, 1994. The Company owns and operates the 6850 Building and the 6800 Building in Versar Center, Springfield, Virginia.

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

        Sarnia Corporation has entered into a Master Corporate Services and Support Agreement with Versar, Inc. Certain general and administrative functions, including general management, treasury, financial service, legal, benefits and human resources administration, investor and public relations and information management are provided by Versar for a fixed fee of $36,000 per annum. Telephone expenses charged from Versar based on the number of extensions used by the Company and its tenants are included in real estate expenses. Management believes that these charges are made on a reasonable basis.

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

Revenue recognition: Rental revenue is recognized based upon tenant lease agreements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases". Provisions for any anticipated lease losses are made in the period that the losses become evident.

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

Net income (loss) per share applicable to common stock: Basic income (loss) per share applicable to common stock is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares outstanding during the applicable period being reported upon. Diluted net income per share is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding plus the effect of assumed exercise of stock options using the Treasury Stock Method.

                               SARNIA CORPORATION

Income taxes: The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which mandates a liability method for computing deferred income taxes. Provisions for deferred income taxes are made in recognition of temporary differences between the book and tax bases of accounting.

Impact of accounting standards: Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" was issued in October, 1995 and is effective beginning with fiscal year 1997. The Statement encourages, but does not require, adoption of the fair value based method of accounting for employee stock options and other stock compensation plans. The Company has opted to continue to account for its stock option plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." However, the Company has made certain pro forma disclosures of net income (loss) and per share information as if the fair value based method for accounting defined in SFAS 123 had been applied.

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February 1997. SFAS 128 requires a company to present basic and diluted earnings per share amounts on the face of the Statement of Operations. The Company adopted the provisions of the standard in fiscal year 1998 and restated all prior periods to comply with the new standard.

NOTE C  PROPERTY AND EQUIPMENT


                                Estimated                                June 30,
                               Useful Life                       -----------------------
                                 in Years                           1998          1997
                             ----------------                    ----------     --------
                                                                     (In thousands)
Land...................             ---                          $   650        $   650
Buildings..............             40                            15,733         15,733
Equipment..............              5                               136            136
Leasehold improvements.      Life of Lease                         1,191          1,171
                                                                 -------        -------
                                                                  17,710         17,690
Accumulated depreciation
and amortization.......                                           (6,267)        (5,746)
                                                                 -------        -------
                                                                 $11,443        $11,944
                                                                 =======        =======

        Depreciation and amortization of property and equipment included as expense in the accompanying Statements of Operations was $521,000, $539,000, and $546,000 for the years ended June 30, 1998, 1997 and 1996, respectively. Amortization of brokerage fees of $52,000, $68,000, and $73,000 were included in the Statements of Operations for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

        Maintenance and repair expenses (included in real estate expenses) approximated $201,000, $207,000 and $206,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

                                      SARNIA CORPORATION

NOTE D  MORTGAGES

        On January 25, 1996, the Company completed the refinancing of all its outstanding debt.

        With regard to the refinancing, Sarnia obtained a first mortgage of $9 million with I.D.S. Life Insurance Company at the fixed rate of 7.75% to be amortized over twenty-two years and with a balloon payment due in 2003. The I.D.S. mortgage is collateralized by the first deed of trust on the 6800 and 6850 buildings. Sarnia also obtained a second mortgage of $500,000 with the Riggs National Bank at the prime rate plus 2% payable in 12 equal monthly installments. On June 30, 1996, the maturity date of the second mortgage was extended to July 1, 1997. Sarnia also entered into a $1.5 million term loan with the Riggs National Bank at the prime rate plus 1% which was amortized over seven years payable in 66 equal monthly installments starting on the 18th month from the date of funding. Versar guarantees Sarnia's $1.5 million term loan. In addition, Sarnia issued $750,000 of its Series A Cumulative Convertible Preferred Stock to a group of private investors. Sarnia received a rent deposit of $250,000 from Versar and repaid the majority of the amounts it owed to Versar.

        In April 1997, Sarnia changed its banking institution from the Riggs National Bank to NationsBank N.A. The $500,000 second mortgage with the Riggs National Bank was paid off on July 1, 1997. The $1.5 million term loan was terminated and replaced by a NationsBank five year term note. The new note is guaranteed by Versar, Inc. and bears interest at the five-year Treasury Rate plus three hundred (300) basis points per annum, but not to exceed 9% per annum. The note matures in five years with $300,000 principal payment per year starting July 1, 1997. The Company was in compliance with the modified financial covenants at June 30, 1998.

        Outstanding balances at June 30, are as follows:

                                                                         June 30,
                                                                 ----------------------
                                                                     1998          1997
                                                                 -----------    -------
                                                                      (In thousands)
    I.D.S. mortgage.......................................       $  8,587       $ 8,767
    NationsBank note......................................          1,200         1,500
                                                                 --------       -------
         Total debt.......................................       $  9,787       $10,267
                                                                 ========       =======

        Maturity of the loans is as follows:

               Years Ending June 30,                                        Amount
               ---------------------                                        ------
                                                                        (In thousands)
               1999                                                             495
               2000                                                             511
               2001                                                             527
               2002                                                             546
               2003                                                             152
               2004 and thereafter                                            7,556
                                                                        -----------
                                                                        $     9,787
                                                                        ===========

                               SARNIA CORPORATION

NOTE E  STOCK OPTIONS

        The Sarnia 1994 Stock Option Plan (the "Plan") is compensatory in nature and provides employees of the Company and certain other persons an incentive to remain in the employment of the Company and encourages superior performance for the Company's benefit. The Company originally segregated 300,000 shares of stock for inclusion in the Plan, which was increased to 600,000 in 1998 after shareholder approval. During fiscal year 1996, options to purchase an aggregate of 262,500 shares of common stock with exercise prices ranging from $0.1875 to $0.375 were granted to seven directors (175,000 shares), as required by the 1994 Plan on their first anniversary of membership plus three officers (62,500 shares) and one service provider (25,000 shares). There were no stock options granted in fiscal year 1997. In fiscal year 1998, options to purchase 25,000 shares were granted to one employee at the fair market price.

        Under the Plan, options may be granted to key employees at the fair market value on the date of grant and vesting varies depending on the discretion of the Compensation Committee. Unexercised options are cancelled on the tenth anniversary of the grant.

        The Company applies Accounting Principles Board (APB) 25 and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for stock options. Had compensation cost for stock options been determined based on the fair value at the grant dates for awards under this Plan consistent with the method of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated as follows:

                                                                     1998         1997
                                                                     ----         ----
                                                                   (In thousands, except
                                                                       per share data)

        Net Income (Loss):                  As Reported             $  70        $     5
                                            Pro Forma                  61             (4)

        Net Income (Loss) Per Share:        As Reported             $0.02        $   ---
                                            Pro Forma                0.01            ---

        In accordance with SFAS 123, the fair value approach to valuing stock options used for pro forma presentation has not been applied to stock options granted prior to July 1, 1995. The compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options.

        The weighted average fair value of options granted was $0.15 during 1998. The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998: expected volatility of 50.7 percent; risk-free interest rate of 5 percent; and expected lives of five years from the grant date.

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

                               SARNIA CORPORATION

NOTE G INCOME TAXES

        At June 30, 1998, the Company had, for tax reporting purposes, approximately $2,625,000 of net operating loss carryforwards available to offset future taxable income through 2012.

Deferred tax (liabilities) assets are comprised of the following:


                                                            June 30,
                                                    -------------------------
                                                      1998              1997
                                                    -------            ------
                                                        (In thousands)
Deferred tax liabilities
  Depreciation......................               $(2,320)          $ (2,292)
  Other.............................                   (34)               (21)
Deferred tax assets
  Net operating loss carryforwards..                   997              1,059
  Other.............................                    16                  8
                                                   --------          --------

                                                    (1,341)            (1,246)

  Valuation allowance...............                  (514)              (510)
                                                   --------          ---------

Net deferred tax liabilities........               $(1,855)          $ (1,756)
                                                   ========          =========


The tax provision was composed of the following:

                                                                 Years Ended June 30,
                                                           --------------------------------
                                                             1998        1997        1996
                                                           ---------   ---------    -------
                                                                    (In thousands)

Expected (provision) benefit at Federal statutory rate       $(84)       $(28)       $ 80

Provision at State statutory rate ....................        (15)        ---         ---

Effect of net operating losses and
reserves .............................................        ---          28         (80)
                                                             ----        ----        ----

Tax provision ........................................       $(99)       $---        $---
                                                             ====        ====        ====

                               SARNIA CORPORATION

NOTE H  LOAN FROM VERSAR

        In fiscal year 1995, Versar loaned $265,000 to Sarnia primarily for leasehold improvements. Sarnia repaid Versar's loan by $52,000, $13,000 and $83,000 in fiscal years 1998, 1997 and 1996, respectively, leaving a loan balance of $117,000 on June 30, 1998.

NOTE I  RENTAL UNDER OPERATING LEASES

        Leases between Sarnia and its tenants expire from 1998 to 2009. During the years ended June 30, 1998, 1997 and 1996, rentals to major tenants were as follows:


                                         Lease              Years Ended June 30,
                                       Termination    --------------------------------
                                          Date        1998          1997          1996
                                          ----        ----          ----          ----
                                                            (In thousands)
Versar..............................      2009     $ 1,072       $ 1,037        $ 1,111
General Services Administration.....      1999         201           196            170
RGE Engineering.....................      2000         339           319            300
C-Cubed Corporation.................      1999         223           219            216
NCPPO...............................      2000         350           350            236


        Noncancellable leases provide for approximate minimum rental payments during each of the next five years as set forth below. As to the Versar leases, it is assumed that the payments for the second and third five- year periods (the actual amounts of which will depend upon fair values at the adjustment dates) will be the same as the payments for the first five years. Certain of the other rentals may increase in future years based on changes in the Consumer Price Index and other rental increase factors. At June 30, 1998, 99% of Sarnia's space was leased.


                      Years Ending June 30,                Versar        Total
                      ---------------------              ----------     --------
                                                                (In thousands)

                             1999                            1,115         2,934
                             2000                              956         1,990
                             2001                              993         1,391
                             2002                            1,032         1,037
                             2003                            1,073         1,073
                             Beyond 2003                     6,284         6,284
                                                          --------      --------
                                                          $ 11,453      $ 14,709
                                                          ========      ========

                                      SARNIA CORPORATION

NOTE J  QUARTERLY FINANCIAL INFORMATION  (UNAUDITED)

        Quarterly financial information for fiscal years 1998 and 1997 is as follows (in thousands, except per share amounts):

                                                   Fiscal Year 1998                               Fiscal Year 1997
                                  ----------------------------------------------     ----------------------------------------

   Quarter ending                 Jun 30       Mar 31      Dec 31      Sept 30       Jun 30      Mar 31    Dec 31    Sept 30
   --------------                 ------       ------      ------      -------       ------      ------    ------    --------

Real estate rental revenue.        $   812    $   782    $   750      $   783        $   746    $   724   $   716    $   725

Net income.............                 55         28         37           29             34         15        10         25

Net income (loss) applicable to
  common stock.........                 35          9         17            9             14         (4)      (10)         5

Net income (loss) per share
  applicable to common
  stock - diluted......            $  0.01    $   ---    $   ---      $   ---        $   ---    $   ---   $   ---    $   ---
                                   ========   ========   ========     ========       ========   ========  ========   =======

Weighted average number of
  shares outstanding -
  diluted..............              4,708      4,601      4,579        4,606          4,573      4,573      4,573      4,573
                                   ========   ========   ========     ========       ========   ========  ========   ========


Quarterly financial data may not equal annual totals due to rounding. Quarterly earnings per share data will not equal annual total due to fluctuations in common shares outstanding.