Form 10-Q
period 1998-09-30
SARNIA CORP
filed 1998-11-12
CIK 923021

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                  FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended  September 30, 1998     Commission File
                              ----------------------   Number 0-24108
                                                              -------
                               SARNIA CORPORATION
             (Exact name of registrant as specified in its charter)

             VIRGINIA                             54-1215366
-------------------------------------  ---------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

        6850 Versar Center
        Springfield, Virginia                       22151
-------------------------------------  ---------------------------------------
(Address of principal executive                  (Zip Code)
 offices)

Registrant's telephone number, including area code       (703) 642-6800
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

            Class of Common Stock       Outstanding at October 30, 1998
            ---------------------       -------------------------------
                no par value                    4,572,545 shares

                               SARNIA CORPORATION

                               INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

            Balance Sheets as of
            September 30, 1998 and June 30, 1998.                           3

            Statements of Operations for the Three-Month
            Periods Ended September 30, 1998 and 1997.                      4

            Statements of Cash Flows
            for the Three-Month Periods Ended September 30,
            1998 and 1997.                                                  5

            Notes to Financial Statements                                 6-7

   ITEM 2 - Management's Discussion and Analysis
            of Financial Condition and Results of Operations              7-8


PART II - OTHER INFORMATION

   ITEM 1 - Legal Proceedings                                               9

   ITEM 6 - Exhibits and Reports on Form 8-K                                9

SIGNATURES                                                                 10

EXHIBIT 11 - Computation of Per Share Earnings                             11

                             SARNIA CORPORATION
                               BALANCE SHEETS
                               (In thousands)


                                                   September 30,    June 30,
                                                      1998            1998
                                                   -------------  -------------
                                                    (Unaudited)
ASSETS
  Property and equipment. . . . . . . . . . . .    $     17,733   $     17,710
  Accumulated depreciation/amortization . . . .          (6,398)        (6,267)
                                                   -------------  -------------
                                                         11,335         11,443

  Cash. . . . . . . . . . . . . . . . . . . . .             252            139
  Rents and other receivables . . . . . . . . .             ---             79
  Prepaid expenses and other assets . . . . . .             195            186
                                                   -------------  -------------
      Total assets. . . . . . . . . . . . . . .    $     11,782   $     11,847
                                                   =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Mortgages . . . . . . . . . . . . . . . . . .    $      9,665   $      9,787
  Accounts payable. . . . . . . . . . . . . . .              14             32
  Due to Versar . . . . . . . . . . . . . . . .              87            117
  Accrued salaries. . . . . . . . . . . . . . .              21             18
  Deferred income taxes . . . . . . . . . . . .           1,888          1,855
  Tenant security deposits. . . . . . . . . . .             434            436
  Other liabilities . . . . . . . . . . . . . .             365            324
                                                   -------------  -------------
      Total liabilities . . . . . . . . . . . .          12,474         12,569
                                                   -------------  -------------
  Commitments and contingencies

  Stockholders' Deficit
     Preferred stock, $25 par value; Series A
       cumulative convertible; 1,000,000 shares
       authorized; 30,000 shares issued and
       outstanding at September 30, and June 30,
       1998 . . . . . . . . . . . . . . . . . .             750            750
     Common stock, no par value; 20,000,000
       shares authorized; 4,572,545 shares
       issued and outstanding at September 30,
       and June 30, 1998. . . . . . . . . . . .             ---            ---
     Accumulated deficit. . . . . . . . . . . .          (1,442)        (1,472)
                                                   -------------  -------------
      Total stockholders' deficit . . . . . . .            (692)          (722)
                                                   -------------  -------------

      Total liabilities and stockholders'
        deficit . . . . . . . . . . . . . . . .    $     11,782   $     11,847
                                                   =============  =============

                       The accompanying notes are an integral
                        part of these financial statements.

                                  SARNIA CORPORATION
                               STATEMENTS OF OPERATIONS
                 (Unaudited - in thousands, except per share amounts)


                                                       For the Three-Month
                                                  Periods Ended September 30,
                                                  ----------------------------
                                                       1998           1997
                                                  -------------  -------------

Real estate rental revenue . . . . . . . . . .    $        811   $        783
Real estate expenses . . . . . . . . . . . . .             369            361
                                                  -------------  -------------
                                                           442            422

Depreciation/amortization. . . . . . . . . . .             145            145
General and administrative . . . . . . . . . .              24             24
                                                  -------------  -------------
Income from real estate. . . . . . . . . . . .             273            253

Interest expense . . . . . . . . . . . . . . .             190            204
                                                  -------------  -------------

Net income before income taxes . . . . . . . .              83             49

Income taxes . . . . . . . . . . . . . . . . .              33             20
                                                  -------------  -------------
Net income . . . . . . . . . . . . . . . . . .              50             29

Dividends on preferred stock . . . . . . . . .              20             20
                                                  -------------  -------------
Net income applicable to common stock. . . . .    $         30   $          9
                                                  =============  =============

Net income per share applicable to common
  stock - basic and diluted. . . . . . . . . .    $        .01   $        ---
                                                  =============  =============

Weighted average number of
  shares outstanding - basic . . . . . . . . .           4,573          4,573
                                                  =============  =============

Weighted average number of
  shares outstanding - diluted . . . . . . . .           4,686          4,604
                                                  =============  =============

                      The accompanying notes are an integral
                        part of these financial statements.

                                  SARNIA CORPORATION
                               STATEMENTS OF CASH FLOWS
                              (Unaudited - in thousands)

                                                       For the Three-Month
                                                   Periods Ended September 30,
                                                   ----------------------------
                                                        1998          1997
                                                   -------------  -------------

Cash flows from operating activities
  Net income applicable to common
   stock . . . . . . . . . . . . . . . . . . . .   $         30   $          9
  Adjustments to reconcile net income
   applicable to common stock to net cash
   provided by operating activities
    Depreciation/amortization. . . . . . . . . .            145            145
    Deferred tax provision . . . . . . . . . . .             33             20
                                                   -------------  -------------
     Comparative funds from operations . . . . .            208            174

    Preferred stock dividends accrued. . . . . .             20             20
    Provision for doubtful accounts receivable .            ---              5
    Decrease (increase) in rents and other
     receivables . . . . . . . . . . . . . . . .             79            (35)
    Increase in prepaid and other assets . . . .            (23)           (40)
    (Decrease) in accounts payable . . . . . . .            (18)           (78)
    Increase in accrued salaries . . . . . . . .              3              5
    Increase in other liabilities. . . . . . . .             39             11
                                                   -------------  -------------
Net cash provided by operating activities. . . .            308             62
                                                   -------------  -------------

Cash flow used in investing activities
  Improvements to real estate. . . . . . . . . .            (23)            (1)
                                                   -------------  -------------

Cash flow used in financing activities
  Mortgage principal payments. . . . . . . . . .           (122)          (119)
  Payment to Versar, net . . . . . . . . . . . .            (30)           ---
  Payment of dividend on preferred stock . . . .            (20)           ---
                                                   -------------  -------------

Net cash flow used in
  financing activities . . . . . . . . . . . . .           (172)          (119)
                                                   -------------  -------------

Net increase (decrease) in cash. . . . . . . . .            113            (58)
Cash at beginning of period. . . . . . . . . . .            139             96
                                                   -------------  -------------

Cash at end of period. . . . . . . . . . . . . .   $        252   $         38
                                                   =============  =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for
    Interest . . . . . . . . . . . . . . . . . .   $        247   $        216


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

(B)  SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation: The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Sarnia Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998 for additional information.

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of Management, the information reflects all adjustments necessary for a fair presentation of the Company's financial position as of September 30, 1998 and the results of operations for the three-month periods ended September 30, 1998 and 1997.
The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

     Net income per share applicable to common stock: Basic income per share applicable to common stock is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding during the applicable period being reported upon. Diluted net income per share is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding plus the effect of assumed exercise of stock options using the Treasury Stock Method.

     Income taxes: The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. The Company follows Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes" ("SFAS 109") which mandates a liability method for computing deferred income taxes. Provisions for deferred income taxes are made in recognition of temporary differences between the book and tax bases of accounting. At June 30, 1998, the Company had approximately $2.4 million in deferred tax liabilities, which was offset by $1 million of net operating loss carryforwards. Due to the potential rent roll turnover in the year 2000, the Company has established a valuation allowance of approximately $514,000. As future rent rolls are solidified the valuation allowance will be reduced and added into income. Net income before preferred dividends will accrue income tax expense at an estimated effective rate of 40%.

     Impact of Accounting Standards: Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") requires a company to present basic and diluted earnings per share amounts on the face of the Statement of Operations. The Company adopted the provisions of the standard in fiscal year 1998, and restated prior years' earnings per share to comply with the new standard.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

First Quarter Comparison for Fiscal Year 1999 and 1998
------------------------------------------------------

Forward Looking Statements
--------------------------

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

     Real estate rental revenue in the first quarter of fiscal year 1999 increased by $28,000 (4%) compared to the first quarter of fiscal year 1998. The increase is attributable to rent escalations.

     Real estate expenses in the first quarter of fiscal year 1999 increased by $8,000 (2%) compared to the first quarter of fiscal year 1998. The increase is due to higher operating expenses in the area of janitorial services, maintenance and repairs and utilities as a result of higher occupancy rate.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Depreciation/amortization for the first quarter of fiscal year 1999 remained at the same level of $145,000 as reported in fiscal year 1998. The depreciation/amortization expenses for the new assets that were placed in service in fiscal year 1999 were offset by the fully amortized assets that were placed in service in prior years.

     General and administrative expense in the first quarter of fiscal year 1999 of $24,000 remained relatively at the same level as in the first quarter of fiscal year 1998.

     Interest expense for the first quarter of fiscal year 1999 was $14,000 (7%) lower than that reported in the first quarter of fiscal year 1998. The decrease is due to the principal payments in the past year.

     Income taxes for the first quarter of fiscal year 1999 of $33,000 were higher than the income taxes of $20,000 recorded in the same period of last year due to higher earnings. The Company recorded income tax expense on earnings before preferred dividends at an effective rate of 40% (see Note B).

     Preferred stock dividends for the first quarter of fiscal year 1999 and 1998 were $20,000 for each of the quarters.

     The net income applicable to common stock for the first quarter of fiscal year 1999 was $30,000 compared to the net income applicable to common stock of $9,000 in the same time last year. The improvement in earnings was due to higher real estate rental income and lower interest expenses as mentioned above.

Liquidity and Capital Resources
-------------------------------

     Cash flow provided by operating activities was $308,000 for the first quarter of fiscal year 1999 compared to the $62,000 for the same period last year. Increase in other liabilities and decreased accounts receivables and other assets resulted in higher net cash provided by operating activities. During the first quarter of fiscal year 1999, payments of $122,000 were made to mortgage principal, $30,000 to Versar's loan and $20,000 to preferred stock dividends.

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






                                                 SARNIA CORPORATION
                                             ----------------------------
                                                     (Registrant)




                                          By: /S/ Charles I. Judkins, Jr.
                                             ----------------------------
                                             Charles I. Judkins, Jr.,
                                             President and Chief Executive
                                             Officer
                                             (duly authorized officer and
                                              Principal Financial Officer)












Date:  November 12, 1998