Form 10-Q
period 1998-12-31
SARNIA CORP
filed 1999-02-09
CIK 923021

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 1998 Commission File Number 0-24108
                              ------------------                        -------


                              SARNIA CORPORATION
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             VIRGINIA                              54-1215366
---------------------------------------   -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

         6850 Versar Center
         Springfield, Virginia                         22151
---------------------------------------   -------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code      (703) 642-6800
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

          Class of Common Stock           Outstanding at February 1, 1999
          ---------------------           -------------------------------
              no par value                       4,572,545 shares

                            SARNIA CORPORATION

                            INDEX TO FORM 10-Q

                                                                        PAGE
                                                                        ----

PART I - FINANCIAL INFORMATION

      ITEM 1 - Financial Statements

               Balance Sheets as of
               December 31, 1998 and June 30, 1998.                        3

               Statements of Operations for the Three-Month
               and Six-Month Periods Ended December 31, 1998
               and 1997.                                                   4

               Statements of Cash Flows for the Six-Month
               Periods Ended December 31, 1998 and 1997.                   5

               Notes to Financial Statements                             6-7

      ITEM 2 - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                                7-9

PART II - OTHER INFORMATION

      ITEM 1 - Legal Proceedings                                           9

      ITEM 4 - Submission of Matters to Vote of Stockholders               9

SIGNATURES                                                                10

EXHIBIT 11 - Computation of Per Share Earnings                            11

                             SARNIA CORPORATION
                               BALANCE SHEETS
                               (In thousands)


                                                   December 31,     June 30,
                                                       1998           1998
                                                   ------------   ------------
                                                   (Unaudited)

ASSETS
  Property and equipment. . . . . . . . . . . .    $    17,739    $    17,710
  Accumulated depreciation/amortization . . . .         (6,529)        (6,267)
                                                   ------------   ------------
                                                        11,210         11,443

  Cash. . . . . . . . . . . . . . . . . . . . .            112            139
  Rents and other receivables . . . . . . . . .             61             79
  Prepaid expenses and other assets                        227            186
                                                   ------------   ------------

          Total assets. . . . . . . . . . . . .    $    11,610    $    11,847
                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Mortgages . . . . . . . . . . . . . . . . . .    $     9,541    $     9,787
  Accounts payable. . . . . . . . . . . . . . .             20             32
  Due to Versar . . . . . . . . . . . . . . . .            ---            117
  Accrued salaries. . . . . . . . . . . . . . .             18             18
  Deferred income taxes . . . . . . . . . . . .          1,941          1,855
  Tenant security deposits. . . . . . . . . . .            342            436
  Other liabilities . . . . . . . . . . . . . .            380            324
                                                   ------------   ------------
          Total liabilities                             12,242         12,569
                                                   ------------   ------------

  Commitments and contingencies

  Stockholders' Deficit
    Preferred stock, $25 par value; Series A
     cumulative convertible; 1,000,000 shares
     authorized; 30,000 shares issued and
     outstanding at September 30, and June 30,
     1998 . . . . . . . . . . . . . . . . . . .            750            750
    Common stock, no par value; 20,000,000
     shares authorized; 4,572,545 shares
     issued and outstanding at December 31,
     and June 30, 1998. . . . . . . . . . . . .            ---            ---
    Accumulated deficit . . . . . . . . . . . .         (1,382)        (1,472)
                                                   ------------   ------------

          Total stockholders' deficit . . . . .           (632)          (722)
                                                   ------------   ------------

          Total liabilities and stockholders'
           deficit. . . . . . . . . . . . . . .    $    11,610    $    11,847
                                                   ============   ============


                   The accompanying notes are an integral part of
                             these financial statements.

                                 SARNIA CORPORATION
                             STATEMENTS OF OPERATIONS
                (Unaudited - in thousands, except per share amounts)


                             For the Three-Month        For the Six-Month
                         Periods Ended December 31,  Periods Ended December 31,
                         --------------------------  --------------------------
                             1998           1997         1998           1997
                         -----------    -----------  -----------    -----------

Real estate rental
  revenue: . . . . . .   $      871     $      750   $    1,683     $    1,533
Real estate expenses .          385            324          754            685
                         -----------    -----------  -----------    -----------
                                486            426          929            848

Depreciation/
  amortization . . . .          145            143          290            288
General and
  administrative . . .           23             22           47             46
                         -----------    -----------  -----------    -----------
Income from real
  estate . . . . . . .          318            261          592            514


Interest expense . . .          185            200          376            404
                         -----------    -----------  -----------    -----------

Net income before
 income taxes. . . . .          133             61          216            110

Income taxes . . . . .           53             24           87             44
                         -----------    -----------  -----------    -----------
Net income . . . . . .           80             37          129             66


Dividends on preferred
 stock . . . . . . . .           20             20           39             40
                         -----------    -----------  -----------    -----------
Net income applicable
 to common stock         $       60     $       17   $       90     $       26
                         ===========    ===========  ===========    ===========

Net income per share
 applicable to common
 stock - basic and
 diluted . . . . . . .   $     0.01     $      ---   $     0.02     $     0.01
                         ===========    ===========  ===========    ===========

Weighted average number
 of shares outstanding -
 basic . . . . . . . .        4.573          4,573        4,573          4,573
                         ===========    ===========  ===========    ===========

Weighted average number of
 of shares outstanding -
 diluted . . . . . . .        4,618          4,580        4,674         4,646
                         ===========    ===========  ===========    ===========

                The accompanying notes are an integral part of
                           these financial statements.

                               SARNIA CORPORATION
                            STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                   For the Six-Month Periods
                                                       Ended December 31,
                                                   -------------------------
                                                       1998          1997
                                                   -----------   -----------

Cash flows from operating activities
  Net income applicable to common
   stock. . . . . . . . . . . . . . . . . . . .    $       90    $       26
  Adjustments to reconcile net income
   applicable to common stock to net cash
   provided by operating activities
     Depreciation/amortization. . . . . . . . .           289           288
     Deferred tax provision . . . . . . . . . .            87            44
                                                   -----------   -----------
       Comparative funds from operations. . . .           466           358

     Preferred stock dividends accrued. . . . .            39            40
     Provision for doubtful accounts
      receivable. . . . . . . . . . . . . . . .           ---             5
     Decrease (increase) in rents and other
      receivables . . . . . . . . . . . . . . .            17           (55)
     Increase in prepaid and other assets . . .           (68)          (36)
     Decrease in accounts payable . . . . . . .           (12)          (42)
     Increase in accrued salaries . . . . . . .           ---             8
     Decrease in other liabilities. . . . . . .           (38)          (37)
                                                   -----------   -----------

Net cash provided by operating activities . . .           404           241
                                                   -----------   -----------

Cash flow used in investing activities
  Improvements to real estate . . . . . . . . .           (29)           (1)
                                                   -----------   -----------

Cash flow used in financing activities
  Mortgage principal payments . . . . . . . . .          (246)         (238)
  Payment to Versar, net. . . . . . . . . . . .          (117)          ---
  Payment of dividend on preferred stock. . . .           (39)          (39)
                                                   -----------   -----------

Net cash flow used in
  financing activities. . . . . . . . . . . . .          (402)         (277)
                                                   -----------   -----------

Net increase (decrease) in cash . . . . . . . .           (27)          (37)
Cash at beginning of period . . . . . . . . . .           139            96
                                                   -----------   -----------

Cash at end of period . . . . . . . . . . . . .    $      112    $       59
                                                   ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for
    Interest. . . . . . . . . . . . . . . . . .    $      378    $      417


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

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of Management, the information reflects all adjustments necessary for a fair presentation of the Company's financial position as of December 31, 1998 and the results of operations for the six-month periods ended December 31, 1998 and 1997. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations
---------------------

Second Quarter Comparison for Fiscal Year 1999 and 1998
-------------------------------------------------------

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

     Real estate rental revenue in the second quarter of fiscal year 1999 increased by $121,000 (16%) compared to the second quarter of fiscal year 1998. The increase is attributable to rent escalations for existing tenants and higher demand for third party and tenant requested services.

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)

     Real estate expenses in the second quarter of fiscal year 1999 increased by $61,000 (19%) compared to the second quarter of fiscal year 1998. The increase is due to higher subcontract and material costs associated with the increased third party and tenant requested services.

     Depreciation/amortization for the second quarter of fiscal year 1999 was $2,000 higher than the $143,000 reported in fiscal year 1998. The increase is due to minor building improvement put into place in fiscal year 1999.

     General and administrative expense in the second quarter of fiscal year 1999 of $23,000 was $1,000 more than the second quarter of fiscal year 1998. The increase is attributable to higher insurance expenses.

     Interest expense for the second quarter of fiscal year 1999 was $15,000 (7.5%) lower than that reported in the second quarter of fiscal year 1998. The decrease is due to the principal payments in the past year.

     Preferred stock dividends for the second quarter of fiscal year 1999 and 1998 were $20,000, respectively.

     The net income applicable to common stock for the second quarter of fiscal year 1999 was $60,000 compared to the net income applicable to common stock of $17,000 in the same time last year. The increase in net income was due to higher real estate rental income and lower interest expenses.

Six Month Comparison for Fiscal Year 1999 and 1998
--------------------------------------------------

     Real estate rental income for the six months of fiscal year 1999 was $1,683,000, an increase of $150,000 (10%) compared to the rental income of $1,533,000 a year ago. The increase is attributable to rent escalations and increased third party and tenant requested services.

     Real estate expenses in the first six months of fiscal year 1999 increased $69,000 (10%) compared to the real estate expense in the first six months of fiscal year 1998. The increase is due to higher direct subcontract and material costs as mentioned above as well as higher operating expenses as a result of higher occupancy rate.

     Depreciation/amortization for the first six months of fiscal year 1999 increased by $2,000 compared to the same period last year. The increase is due to building improvement placed in service in fiscal year 1999.

     General and administrative expense for the six months of fiscal year 1999 of $47,000 was $1,000 higher than that of a year ago. The increase is due to higher insurance expense when compared to fiscal year 1998.

     Interest expense for the first six months of fiscal year
1999 was $28,000 (7%) lower than that reported in the first six months of fiscal year 1998. The decrease is due to lower outstanding debt and the continuous principal payment throughout the year.

     Preferred stock dividends for the first six months of fiscal year 1999 was $39,000, slightly lower than the $40,000 compared to the first six months of fiscal year 1998.

     The net income applicable to common stock for the first six months was $90,000, an increase of $64,000 when compared to the net income of $26,000 for the comparable period last year. The improved earnings are primarily attributable to higher rental income and lower interest expense as mentioned above.

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
-------------------------------

     Cash flow provided by operating activities was $403,000 for the first six months of fiscal year 1999 compared to the $241,000 for the same period last year. In the first half of fiscal year 1999, payments of $246,000 were made to mortgage principal, $117,000 to Versar's loan and $39,000 to preferred stock dividends.

     Sarnia is financed through a first mortgage of $9 million with I.D.S. Life Insurance Company at the fixed rate of 7.75% which is being amortized over twenty-two years and with a balloon payment due in 2003. Sarnia also has a $1.5 million, five-year term loan with the NationsBank, which will be fully amortized in June 2002. The note is guaranteed by Versar, Inc. and bears interest at the Treasury Rate plus three hundred (300) basis points per annum, but not to exceed 9% per annum. At December 31, 1998, the loan balances for I.D.S. Life Insurance Company and NationsBank are approximately $8,491,000 and $1,050,000, respectively. In addition, Sarnia issued $750,000 of Series A cumulative Convertible Preferred Stock to a group of private investors.

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

Item 4 - Submission of Matters to Vote of Stockholders

     The Company's Annual Meeting of Stockholders was held on
November 18, 1998. The matters voted on at the Annual meeting were as follows:

     (1)  The Election of Director
               The nomination of Gerald T. Halpin to serve as director of the Company was approved as indicated below:
                                       Vote            Withheld
                                        for            Authority
                                      ------           ---------

               Gerald T. Halpin       3,656,272           12,070

     (2) Ratification of the Appointment of Arthur Andersen LLP as the Independent Accountants for fiscal year 1999.
          Arthur Andersen was ratified as the Company's independent accountants as follows:

                                 For          Against        Abstain
                                -----         -------        -------

                                3,641,533     17,492         9,317

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






                                                SARNIA CORPORATION
                                         ------------------------------
                                                   (Registrant)




                                       By:  /S/ Charles I. Judkins, Jr.
                                          ------------------------------
                                          Charles I. Judkins, Jr.,
                                          President and Chief Executive Officer
                                          (duly authorized officer and
                                           Principal Financial Officer)



Date: February 9, 1999