Form 10-Q
period 1999-03-31
SARNIA CORP
filed 1999-05-12
CIK 923021

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                               FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 1999    Commission File Number 0-24108
                              ----------------                          -------


                            SARNIA CORPORATION
-------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

             VIRGINIA                              54-1215366
------------------------------------   ----------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

         6850 Versar Center
         Springfield, Virginia                          22151
------------------------------------   ----------------------------------------
(Address of principal executive                       (Zip Code)
 offices)

Registrant's telephone number, including area code      (703) 642-6800
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

          Class of Common Stock            Outstanding at April 30, 1999
          ---------------------            -----------------------------
               no par value                       4,572,545 shares

                             SARNIA CORPORATION

                             INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----

PART I - FINANCIAL INFORMATION

         ITEM 1 - Financial Statements

                  Balance Sheets as of
                  March 31, 1999 and June 30, 1998.                         3

                  Statements of Operations for the
                  Three-Month and Nine-Month Periods
                  Ended March 31, 1999 and 1998.                            4

                  Statements of Cash Flows for the
                  Nine-Month Periods Ended March 31,
                  1999 and 1998.                                            5

                  Notes to Financial Statements                           6-7

         ITEM 2 - Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                              7-9


PART II - OTHER INFORMATION

         ITEM 1 - Legal Proceedings                                        10

         ITEM 6 - Exhibits and Reports on Form 8-K                         10

SIGNATURES                                                                 11

EXHIBIT 11 - Computation of Per Share Earnings                             12

                            SARNIA CORPORATION
                              BALANCE SHEETS
                              (In thousands)


                                                        March 31,    June 30,
                                                          1999         1998
                                                      -----------  -----------
                                                      (Unaudited)
ASSETS
  Property and equipment. . . . . . . . . . . . . .   $   17,740   $   17,710
  Accumulated depreciation/amortization . . . . . .       (6,661)      (6,267)
                                                      -----------  -----------
                                                          11,079       11,443

  Cash and cash equivalents . . . . . . . . . . . .          232          139
  Rents and other receivables . . . . . . . . . . .           61           79
  Prepaid expenses and other assets . . . . . . . .          188          186
                                                      -----------  -----------

          Total assets. . . . . . . . . . . . . . .   $   11,560   $   11,847
                                                      ===========  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Mortgages . . . . . . . . . . . . . . . . . . . .   $    9,417   $    9,787
  Accounts payable. . . . . . . . . . . . . . . . .           10           32
  Due to Versar . . . . . . . . . . . . . . . . . .          ---          117
  Accrued salaries. . . . . . . . . . . . . . . . .           25           18
  Deferred income taxes . . . . . . . . . . . . . .        1,979        1,855
  Tenant security deposits. . . . . . . . . . . . .          338          436
  Other liabilities . . . . . . . . . . . . . . . .          387          324
                                                      -----------  -----------
          Total liabilities . . . . . . . . . . . .       12,156       12,569
                                                      -----------  -----------

  Commitments and contingencies

  Stockholders' Deficit
       Preferred stock, $25 par value;
        Series A cumulative convertible;
        1,000,000 shares authorized;
        30,000 shares issued and
        outstanding at March 31, 1999
        and June 30, 1998 . . . . . . . . . . . . .          750          750
       Common stock, no par value;
        20,000,000 shares authorized;
        4,572,545 shares issued and
        outstanding at March 31, 1999
        and June 30, 1998 . . . . . . . . . . . . .          ---          ---
       Accumulated deficit. . . . . . . . . . . . .       (1,346)      (1,472)
                                                      -----------  -----------

          Total stockholders' deficit . . . . . . .         (596)        (722)
                                                      -----------  -----------

          Total liabilities and stockholders'
           deficit. . . . . . . . . . . . . . . . .   $   11,560   $   11,847
                                                      ===========  ===========

                  The accompanying notes are an integral part of
                            these financial statements.

                                SARNIA CORPORATION
                              STATEMENTS OF OPERATIONS
                (Unaudited - in thousands, except per share amounts)

                                For the Three-Month      For the Nine-Month
                              Periods Ended March 31,  Periods Ended March 31,
                              -----------------------  -----------------------
                                  1999        1998         1999        1998
                              ----------- -----------  ----------- -----------

Real estate rental
 revenue:. . . . . . . . . .  $      794  $      782   $    2,476  $    2,315
Real estate expenses . . . .         348         372        1,102       1,057
                              ----------- -----------  ----------- -----------
                                     446         410        1,374       1,258

Depreciation/amortization. .         146         143          436         431
General and administrative .          24          24           70          71
                              ----------- -----------  ----------- -----------
Income from real estate. . .         276         243          868         756

Interest expense . . . . . .         184         196          560         599
                              ----------- -----------  ----------- -----------

Net income before income
 taxes . . . . . . . . . . .          92          47          308         157

Income taxes . . . . . . . .          36          19          123          63
                              ----------- -----------  ----------- -----------
Net income . . . . . . . . .          56          28          185          94


Dividends on preferred
 stock . . . . . . . . . . .          20          19           59          59
                              ----------- -----------  ----------- -----------
Net income applicable to
 common stock. . . . . . . .  $       36  $        9   $      126  $       35
                              =========== ===========  =========== ===========

Net income per share
 applicable to common stock
 - basic and diluted . . . .  $     0.01  $      ---   $     0.03  $     0.01
                              =========== ===========  =========== ===========

Weighted average number of
 shares outstanding
 - basic . . . . . . . . . .       4.573       4,573        4,573       4,573
                              =========== ===========  =========== ===========

Weighted average number of
 shares outstanding
 - diluted . . . . . . . . .       4,625       4,630        4,625       4,630
                              =========== ===========  =========== ===========

                 The accompanying notes are an integral part of
                            these financial statements.

                                 SARNIA CORPORATION
                              STATEMENTS OF CASH FLOWS
                             (Unaudited - in thousands)

                                                For the Nine-Month Periods
                                                      Ended March 31,
                                                --------------------------
                                                    1999           1998
                                                -----------    -----------

Cash flows from operating activities
  Net income applicable to common
   stock . . . . . . . . . . . . . . . . . . .  $      126     $       35
  Adjustments to reconcile net income
   applicable to common stock to net
   cash provided by operating activities
    Depreciation/amortization. . . . . . . . .         436            431
    Deferred tax provision . . . . . . . . . .         123             63
                                                -----------    -----------
      Comparative funds from operations. . . .         685            529

    Preferred stock dividends accrued. . . . .          59             59
    Provision for doubtful accounts
     receivable. . . . . . . . . . . . . . . .         ---              5
    Decrease (increase) in rents and other
     receivables . . . . . . . . . . . . . . .          18            (78)
    Increase in prepaid and other assets . . .         (43)           (49)
    Decrease in accounts payable . . . . . . .         (22)           (79)
    Increase in accrued salaries . . . . . . .           7              7
    Decrease in other liabilities. . . . . . .         (35)            (7)
                                                -----------    -----------

Net cash provided by operating activities. . .         669            387
                                                -----------    -----------

Cash flow used in investing activities
  Improvements to real estate. . . . . . . . .         (30)            (1)
                                                -----------    -----------

Cash flow used in financing activities
  Mortgage principal payment . . . . . . . . .        (370)          (359)
  Payment to Versar, net . . . . . . . . . . .        (117)            (1)
  Payment of dividend on preferred stock . . .         (59)           (59)
                                                -----------    -----------

Net cash flow used in
  financing activities . . . . . . . . . . . .        (546)          (419)
                                                -----------    -----------

Net increase (decrease) in cash. . . . . . . .          93            (33)
Cash at beginning of period. . . . . . . . . .         139             96
                                                -----------    -----------

Cash at end of period. . . . . . . . . . . . .  $      232     $       63
                                                ===========    ===========


Supplemental disclosure of cash flow
 information:
  Cash paid during the period for
    Interest . . . . . . . . . . . . . . . . .  $      562     $      614


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

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of Management, the information reflects all adjustments necessary for a fair presentation of the Company's financial position as of March 31, 1999 and the results of operations for the nine-month periods ended March 31, 1999 and 1998.
The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Third Quarter Comparison for Fiscal Year 1999 and 1998
------------------------------------------------------

Forward Looking Statements
--------------------------

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding cost controls and reductions, the expected annual rent escalations, the possible impact of current and future claims against the Company based uponnegligence and other theories of liability, and the possibility of tenants continuing to renew their leases. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's facilities may decline as a result of possible changes in general and regional economic conditions and the effects of competitive facilities and pricing; one or more current or future claims made against the Company may result in substantial liabilities; major equipment replacement and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

     Real estate rental revenue in the third quarter of fiscal year 1999 increased by $12,000 (2%) compared to the third quarter of fiscal year 1998. The increase is attributable to rent escalations for existing tenants offset by the lower demand for third party and tenant requested services.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Real estate expenses in the third quarter of fiscal year 1999 decreased by $24,000 (6%) compared to the third quarter of fiscal year 1998. The decrease is due to lower subcontract and material costs associated with the third party and tenant requested services and the cost savings as a result of installing energy efficient devices in the buildings.

     Depreciation/amortization for the third quarter of fiscal year 1999 was $3,000 higher than the $143,000 reported in fiscal year 1998. The increase is due to minor building improvements put into place in fiscal year 1999.

     General and administrative expense in the third quarter of fiscal year 1999 of $24,000 remained at the same level as the third quarter of fiscal year 1998.

     Interest expense for the third quarter of fiscal year 1999 was $12,000 (6%) lower than that reported in the third quarter of fiscal year 1998. The decrease is due to the principal payments in the past year.

     Income tax expenses for the third quarter of fiscal year 1999 was $36,000, an increase of $17,000 compared to the third quarter of fiscal year 1998. The increase is due to higher pre-tax income when compared to the same period of prior year.

     Preferred stock dividends for the third quarter of fiscal year 1999 and 1998 were $20,000 and $19,000, respectively.

     The net income applicable to common stock for the third quarter of fiscal year 1999 was $36,000 compared to the net income applicable to common stock of $9,000 in the same time last year. The increase in net income was due to higher real estate rental income, lower real estate expenses, and lower interest expenses.

Nine Month Comparison for Fiscal Year 1999 and 1998
---------------------------------------------------

     Real estate rental income for the nine months of fiscal year 1999 was $2,476,000, an increase of $161,000 (7%) compared to the rental income of $2,315,000 a year ago. The increase is attributable to rent escalations and increased third party and tenant requested services.

     Real estate expenses in the nine months of fiscal year 1999 increased $45,000 (4%) compared to the real estate expense in the nine months of fiscal year 1998. The increase is due to higher direct subcontract and material costs associated with the increased third party and tenant requested services offset by the cost savings from the energy efficient devices as mentioned above.

     Depreciation/amortization for the first nine months of fiscal year 1999 increased by $5,000 compared to the same period last year. The increase is due to building improvements placed in service in fiscal year 1999.

     General and administrative expense for the nine months of fiscal year 1999 of $70,000 was $1,000 lower than that of a year ago. The decrease is due to slightly lower insurance expense when compared to the same period of fiscal year 1998.

     Interest expense for the nine months of fiscal year 1999 was $39,000 (7%) lower than that reported in the nine months of fiscal year 1998. The decrease is due to lower outstanding debt and the continuous principal payment throughout the year.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Income tax expenses for the nine months of fiscal year 1999 was $123,000, an increase of $60,000 from the $63,000 of expenses a year ago. The increase is due to higher pre-tax income as a result of higher rental income, lower real estate and interest expenses.

     Preferred stock dividends for the nine months of fiscal year 1999 and 1998 remained at the same level of $59,000.

     The net income applicable to common stock for the nine months was $126,000, an increase of $91,000 when compared to the net income of $35,000 for the comparable period last year. The improved earnings are primarily attributable to higher rental income, lower real estate and interest expenses offset by higher accrued income taxes.

Liquidity and Capital Resources
-------------------------------

     Cash flow provided by operating activities was $669,000 for the nine months of fiscal year 1999 compared to the $387,000 for the same period last year. In the nine months of fiscal year 1999, payments of $370,000 were made to mortgage principal, $117,000 to fully pay off Versar's loan and $59,000 to preferred stock dividends.

     Sarnia is financed through a first mortgage of $9 million with I.D.S. Life Insurance Company at the fixed rate of 7.75% which is being amortized over twenty-two years and with a balloon payment due in 2003. Sarnia also has a $1.5 million, five-year term loan with the NationsBank, which will be fully amortized in June 2002. The note is guaranteed by Versar, Inc. and bears interest at the Treasury Rate plus three hundred (300) basis points per annum, but not to exceed 9% per annum. At March 31, 1999, the loan balances for I.D.S. Life Insurance Company and NationsBank are approximately
$8,442,000 and $975,000, respectively. In addition, Sarnia issued $750,000 of Series A cumulative Convertible Preferred Stock to a group of private investors.

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

Year 2000
---------

     Certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000.
This, in turn, could result in major system failures and in miscalculations, and is generally referred to as the "Year 2000" problem. Sarnia has upgraded the Company's existing data processing and financial reporting software applications to be Year 2000 ready. Total costs incurred for the Year 2000 ready program is approximately $10,000. Versar, Inc., who provides significant administrative services to Sarnia, has notified the Company that the systems that are involved in such services are Year 2000 ready. The Company has requested each of its tenants and material suppliers, including Virginia Power, to advise as to their systems being Year 2000 compliant. Except for a failure by Virginia Power to become Year 2000 ready, the failure of any tenant or other supplier to be year 2000 ready would not have a material adverse effect on the Company.

                       PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         Sarnia is not a party to any litigation.

Item 6 - Exhibits and Reports on Form 8-K

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






                                                 SARNIA CORPORATION
                                            ---------------------------
                                                    (Registrant)






                                       By:  /S/ Charles I. Judkins, Jr.
                                          -----------------------------
                                           Charles I. Judkins, Jr.,
                                           President and Chief Executive
                                           Officer
                                           (duly authorized officer and
                                           Principal Financial Officer)

Date: May 12, 1999