Form 10-K
period 1999-06-30
SARNIA CORP
filed 1999-09-17
CIK 923021

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED                      COMMISSION FILE
           JUNE 30, 1999                               NO. 0-24108

                                 --------------
                               SARNIA CORPORATION
             (Exact name of registrant as specified in its charter)

            VIRGINIA                                  54-1215366
  (State or other jurisdiction of         (I.R.S.employer identification no.)
   incorporation or organization)
6850 VERSAR CENTER, SPRINGFIELD, VIRGINIA                   22151
(Address of principal executive offices)                  (Zip code)

                                (703) 642-6800
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                          ---   --

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 1, 1999 was approximately $2,155,136.

   The number of shares of Common Stock outstanding as of September 1, 1999 was 4,572,545.

   The Exhibit Index is located on Pages 14 through 15 hereof.

                         ------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding cost controls and reductions, the expected annual rent escalations, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and the possibility of tenants continuing to renew their leases or the Company's ability to attract new tenants. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and regional specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

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

     Versar Center consists of two four-story office buildings: the 6850 Building (approximately 108,000 square feet) which was constructed in 1982, and the 6800 Building (approximately 110,000 square feet) which was constructed in 1986. Since 1996, the interior of the 6850 Building has been extensively reconditioned and upgraded. At the end of June 1999, the 6850 Building was 98% leased and the 6800 Building was 89% leased. Versar and National Capital Preferred Provider Organization, Inc. ("NCPPO") are the major tenants leasing approximately 87% of the 6850 Building and have leases which terminate in May 2009 and June 2000, respectively. Four major tenants, the General Services Administration ("GSA"), Cornet, C-Cubed Corporation and RGE Engineering, lease approximately 60% of the 6800 Building and have leases which terminate between June 1999 and February 2004. The tenant whose lease expired in June 1999 has renewed its lease with Sarnia through June 2005.

     Sarnia believes that the relatively stable employment base provided by the federal government, supplemented by robust technical business growth in the region, makes Versar Center an attractive real estate investment. Because of the presence of the federal government and the increasing technical business presence, the area has attracted a high percentage of professional workers which provide the region with a private sector labor force base particularly suited to an increasingly service-oriented national economy.

     The Washington, D.C. metropolitan area has had the sixth highest employment base in the nation. Population and employment growth in this metropolitan area have historically moved outward from the District of Columbia, first to the immediate suburbs, and then to the adjacent counties, with Montgomery County in Maryland and Fairfax County in Virginia absorbing most of the growth.

     Fairfax County, in which Versar Center is located, has experienced growth in the past in terms of residential, commercial and industrial development. In the past three years, the regional economy, especially in Northern Virginia and Fairfax County has become robust. That growth, combined with the past lack of new buildings under construction, has led to an increase in occupancy and generally higher rentals for vacant or renewed office space.

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

OPERATING DATA

     The occupancy rate for the 6850 Building for fiscal years 1999 through 1995 was 98%, 98%, 98%, 93% and 99%, respectively. The occupancy rate for the 6800 Building for fiscal years 1999 through 1995 was 89%, 100%, 97%, 94% and 93%, respectively.

     The principal businesses conducted by the tenants in the 6800 Building and the 6850 Building are as follows: environmental consulting, government agencies, government contractors, a computer software assembly firm, a health care provider organization and other various service businesses. Versar and NCPPO are the only tenants which occupy more than 10% of the total rentable space in the 6850 Building. Versar's principal business is environmental engineering and consulting, and NCPPO is a national health care provider. C-Cubed Corporation, Cornet, GSA and RGE Engineering each occupy more than 10% of the rentable space in the 6800 Building. The loss of any of these tenants, if not replaced on substantially similar terms, would have an adverse effect on Sarnia's results of operations and financial condition.

     Versar has lease agreements with Sarnia for 68,414 square feet of office space in the 6850 Building, and 4,078 square feet of storage space in the 6800 Building, at an aggregate annual rent of $1,115,000. Both leases expire on May 31, 2009. The lease on the 6850 Building has an annual 2% escalation in rent costs with fair market adjustment on June 1, 2004. The lease on the 6800 Building is subject to 2% annual rent escalation. There are no renewal options in the leases.

     With respect to the 6850 Building, the average effective annual rental per square foot was $15.18, $14.60, $14.02, $13.59 and $13.52 for fiscal years 1999,
1998, 1997, 1996 and 1995, respectively. With respect to the 6800 Building, the average effective annual rental per square foot was $13.04, $13.13, $12.60, $11.76 and $11.52 for fiscal years 1999, 1998, 1997, 1996 and 1995, respectively. In addition, the average net rental rates per square foot for both buildings were $7.98, $7.40, $7.01, $6.09 and $6.30 for fiscal years 1999, 1998,
1997, 1996 and 1995, respectively. The net rental rates per square foot for Versar alone, as a significant tenant, were $8.43, $7.85, $7.83, $6.88 and $7.06 for fiscal years 1999, 1998, 1997, 1996 and 1995, respectively. The average effective annual rental per square foot is derived using annual rental income divided by occupied square feet. The net rental rate represents the difference between income per square foot and operating expense per square foot.

     The following table sets forth the schedule of the lease expirations for each of the ten years commencing with calendar year 2000:

                                                                                   Percent of Gross
           Number of Tenants       Total Square               Annual Rent                Rent
             Whose Leases          Feet Covered               Represented             Represented
 Year         Will Expire            by Leases                 by Leases               by Leases
------      ---------------       ---------------           ---------------         ------------
2000               7                  64,501                  $  881,000                  30.4%
2001               3                  11,634                  $  174,000                   6.0%
2002              --                    ---                        ---                     ---
2003               1                   5,584                  $   70,000                   2.4%
2004               1                  10,680                  $  179,000                   6.2%
2005              --                    ---                        ---                     ---
2006              --                    ---                        ---                     ---
2007              --                    ---                        ---                     ---
2008              --                    ---                        ---                     ---
2009               1                  72,492                  $1,115,000                  38.4%

     The following table sets forth information with respect to the 6850 Building and the 6800 Building regarding tax depreciation:

                                          Original
                                            Cost                  Rate                    Method                  Life
                                       -------------              ----                    ------                  ----
6850 Building                          $     6,072,575            6.70%               Straight-line                 15

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
(6800 Building)

Leaseholds to                          $       648,459            3.17%               Straight-line               31.5/39
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
6800 Building

     The real property tax rate is $1.23 per $100 of assessed value. Annual real property taxes for 1999 were approximately $84,000 and $90,000 for the 6850 Building and the 6800 Building, respectively.

EMPLOYEES

     At June 30, 1999, Sarnia employed seven (7) full time employees. Sarnia considers relations with its employees to be good. No employees are represented by labor unions.

EXECUTIVE OFFICERS AND DIRECTORS

     The current executive officers and directors of Sarnia, their ages as of September 1, 1999, their current offices or positions and their business experience for the past five years are set forth below.

Name                                              Age                            Business Experience
----                                              ---                            -------------------
                                                                                 During Last Five Years
                                                                                 ----------------------
                                                                                 and Other Information
                                                                                 ---------------------
Charles I. Judkins, Jr.                           68                             PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                                                 President and Chief Executive Officer
                                                                                 from June 1994 to present; Retired former
                                                                                 Senior Vice President of Versar from
                                                                                 August 1992 to May  1993; Senior
                                                                                 Vice President and Chief Financial
                                                                                 Officer of Versar from July 1991 to
                                                                                 August 1992.

Benjamin M. Rawls                                 58                             CHAIRMAN OF THE BOARD
                                                                                 Chairman of the Board since November
                                                                                 1993 and President and Chief Executive
                                                                                 Officer of Versar since April 1991.

Lawrence W. Sinnott                               37                             TREASURER
                                                                                 Chief Financial Officer and Treasurer
                                                                                 of Versar from May 1994 to present;
                                                                                 Treasurer and Controller of Versar
                                                                                 from June 1992 to April 1994.

William G. Denbo                                  56                             VICE PRESIDENT AND GENERAL MANAGER
                                                                                 Maintenance Supervisor and general
                                                                                 manager of Sarnia Corporation for the
                                                                                 past five years.

Gerald T. Halpin                                  76                             DIRECTOR
                                                                                 President, WEST*GROUP Management LLC,
                                                                                 a real estate development and
                                                                                 construction firm and its predecessors,
                                                                                 since 1962.

Name                                              Age                                Business Experience
----                                              ---                                --------------------
                                                                                     During Last Five Years
                                                                                     ----------------------
                                                                                     and Other Information
                                                                                     ----------------------
Michael Markels, Jr.                              73                                 DIRECTOR
                                                                                     Chairman, President and CEO of Ocean
                                                                                     Farming, Inc. since 1995.  Co-founder
                                                                                     of Versar; Chairman Emeritus and Director
                                                                                     of Versar; retired former Chairman of the
                                                                                     Board of Versar from March 1991 to
                                                                                     November 1993.

Thomas G. Hotz                                    39                                 DIRECTOR
                                                                                     Partner, HMG Realty Advisors, since
                                                                                     January 1, 1999; Partner, Magnum Capital
                                                                                     Partners, L.L.C., September 1, 1996
                                                                                     through December 31, 1998; Managing Director
                                                                                     of Julian J. Studley, Inc., a national real
                                                                                     estate firm, from 1989 through 1996.

James N. Schwarz                                  54                                 DIRECTOR
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

     The 6800 Building and the 6850 Building are secured by a first deed of trust in favor of I.D.S. Life Insurance Company. Refer to Footnote D on Page F-7 for details.

     The Company is aware that the Virginia Department of Transportation (VDOT) plans include the taking of approximately 2.4 acres of Sarnia's property in connection with the improvements and expansion of the Springfield interchange highway system. However, this is subject to change based upon the final design plans of VDOT. The Company has retained counsel and other professional assistance in determining the effect of such change on the property, its value to Sarnia and any actions which are required to maintain Versar Center as an attractive property to existing and prospective tenants. While we are unaware of the timing of such plans, we anticipate discussions and possible action by VDOT during fiscal year 2000.

     By law, VDOT is required to pay fair market value for the property that it acquires and damages to the remaining property, either by negotiations or by the exercise of its powers of eminent domain. No offer for the acquisition has been made, but an offer is expected in the near future. Sarnia has employed the services of an expert real estate appraiser as well as a professional engineer to aid in the determination of the appropriate value of the acquisition and any adverse impact on the remainder of the property.

     If it is determined that the offer of VDOT when made is inadequate as not representing fair market value, then in that event, the property will be condemned and the fair compensation issue will be litigated. It is anticipated that a fair award will be recovered for this taking. Management of Sarnia is responding in a vigorous manner to protect itself in this matter.

ITEM 3.  LEGAL PROCEEDINGS

     Sarnia is not a party to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal year 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

     At June 30, 1999, the Company had 723 stockholders of record, excluding stockholders whose shares were held in nominee name.

     The Company's common stock is traded on the over-the-counter market. There is no established public trading market for the Company's common stock and trades in the stock are sporadic. The quarterly high and low actual trade prices without adjustments for mark-ups, mark-downs, or commissions during fiscal years 1999 and 1998 are presented below.

       Fiscal Year                                     High              Low
----------------------                                ------            -----
1999     4th Quarter...........................      $ 0.6000         $ 0.4500
         3rd Quarter...........................        0.5000           0.4063
         2nd Quarter...........................        0.5100           0.3750
         1st Quarter...........................        0.8125           0.5000

1998     4th Quarter...........................      $ 0.7813         $ 0.3750
         3rd Quarter...........................        0.4688           0.3750
         2nd Quarter...........................        0.5000           0.3125
         1st Quarter...........................        0.4375           0.3125

     No dividends were paid on the Company's common stock since the Company became public. The Board of Directors intends to retain any future earnings for use in the Company's business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with Sarnia's Financial Statements and notes thereto beginning on page F-1 of this report.

                                                                           Years Ended June 30,
                                          --------------------------------------------------------------------------------------
                                              1999             1998                1997              1996             1995
                                          -------------    -------------     ---------------   ---------------    --------------
                                                                   (In thousands, except per share data)
Statement of Operations related data:

Real estate rental revenue                $      3,256     $      3,127      $        2,911    $        2,771     $        2,676

Net income (loss)                                  259              149                  84              (235)              (270)

Net income (loss) applicable
  to common stock                                  180               70                   5              (269)              (270)

Balance Sheet related data:

Total assets                                    11,454           11,847              12,308            12,762             13,305

Short-term debt                                    512              495                 480               452              1,405
Long-term debt                                   8,780            9,292               9,787            10,287             10,657
                                          -------------    -------------     ---------------   ---------------    --------------
Total debt                                       9,292            9,787              10,267            10,739             12,062

Total stockholders' deficit                       (542)            (722)               (792)             (797)            (1,278)

Earnings per share information:

Net income (loss) per share
  applicable to common stock              $       0.04     $       0.02      $          ---    $        (0.06)    $        (0.06)

Weighted average number of
  shares outstanding - diluted                   4,665            4,664               4,603             4,573              4,573
                                          =============    =============     ===============   ===============    ==============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding cost controls and reductions, the expected annual rent escalations, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and the possibility of tenants continuing to renew their leases or the Company's ability to attract new tenants. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

     Real estate revenue in fiscal year 1999 of $3,256,000 was $129,000 (4%) higher than the $3,127,000 of real estate revenue reported in 1998. The increase was due to rent escalations. The average occupancy rate for the two buildings in fiscal year 1999 was 94%. Real estate revenue in fiscal year 1998 of $3,127,000 was $216,000 (7%) higher than the $2,911,000 of real estate revenue reported in fiscal year 1997. The increase was attributable to rent escalations and increased occupancy rates in both buildings.

     Real estate expense in fiscal year 1999 of $1,422,000 remained relatively at the same level of $1,419,000 as reported in fiscal year 1998. The $3,000 increase was due to higher real estate taxes offset by the utility cost savings as a result of energy efficient devices installed in the buildings in fiscal year 1999. Real estate expenses in fiscal year 1998 of $1,419,000 were $130,000 (10%) higher than the $1,289,000 of expense reported in fiscal year 1997. The increase was due to higher operating costs in support of higher occupancy rate and higher real estate taxes as a result of the completion of building renovations which have increased the property value of Versar Center.

     Depreciation/amortization expenses in fiscal year 1999 of $580,000 were $7,000 (1%) higher than depreciation/amortization expenses of the $573,000 in fiscal year 1998. The increase was due to building improvements placed in service in fiscal year 1999. Depreciation/amortization expenses in fiscal year 1998 were $573,000, a decrease of $34,000 (6%) when compared to fiscal year 1997. The decrease was due to fully amortized assets that were placed in service in prior years that outpaced the new capital expenditures in fiscal year 1998.

     General and administrative expenses were $94,000, $94,000 and $93,000 for fiscal years 1999, 1998 and 1997, respectively. General and administrative expenses consist of administrative services provided by Versar at a fixed annual fee of $36,000 (refer to Note B on page F-6) and property and general liability insurance.

     Interest expense of $742,000 in fiscal year 1999 was $51,000 (6%) lower compared to interest expense of $793,000 in fiscal year 1998. Interest expense in fiscal year 1998 decreased by $45,000 (5%) when compared to fiscal year 1997. These decreases were due to the principal payments made in fiscal years 1999 and 1998.

     Income tax expenses were $159,000 and $99,000 for fiscal years 1999 and 1998, respectively. There were no income tax expenses in fiscal year 1997 as a result of net operating losses carried forward.

     Sarnia recorded $79,000 of preferred stock dividends in each of the fiscal years 1999, 1998 and 1997. Preferred stock dividends are paid quarterly, on the first day of March, June, September and December of each year.

     The net income applicable to common stock in 1999 was $180,000, an increase of $110,000 over that reported in fiscal year 1998. The net income applicable to common stock was $70,000 in fiscal year 1998 compared to net income applicable to common stock of $5,000 in fiscal year 1997. The significant improvements in net income were attributable to the combination of higher rental revenue, controlled operating expenses, and lower interest expense in fiscal years 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow provided by operating activities was $900,000, $674,000 and $735,000 for fiscal years 1999, 1998 and 1997, respectively. Principal payments on the mortgages for fiscal years 1999, 1998 and 1997 were $495,000, $480,000 and $472,000, respectively. In fiscal year 1996, Sarnia issued $750,000 of preferred stock and received a $250,000 rent deposit from Versar. In fiscal year 1999, Sarnia returned $100,000 of the rent deposit to Versar. In fiscal year 1995, Versar loaned $265,000 to Sarnia, primarily for leasehold improvements. Sarnia paid the loan in full during fiscal year 1999.

     Sarnia has a first mortgage of $9 million with I.D.S. Life Insurance Company at the fixed rate of 7.75% that is being amortized over twenty-two years and with a balloon payment due in February 2003.

     Sarnia has a $1.5 million five year term loan with NationsBank. The loan is guaranteed by Versar, Inc. and bears interest at the five-year Treasury Rate plus three hundred (300) basis points per annum (currently 8.88%), but not to exceed 9% per annum. The note matures in five years with $300,000 principal payment per year starting July 1, 1997. As of June 30, 1999, the outstanding balance on the loan was $900,000.

     Sarnia expects that it will require $75,000 for capital expenditures to be made during fiscal year 2000. It is anticipated that of such $75,000, approximately $40,000 will be used for remodeling vacant space, and approximately $35,000 will be used for other miscellaneous capital expenditures.

     Management believes that funds generated from rents should be sufficient to meet Sarnia's operating needs, including capital expenditures in fiscal year 2000.

IMPACT OF INFLATION

     Sarnia continually seeks to protect itself from the effects of inflation. The majority of its leases provide for annual increases based on fixed percentages or increases in the Consumer Price Index.

YEAR 2000

     Certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures and in miscalculations, and is generally referred to as the "Year 2000" problem. Sarnia has upgraded the Company's existing data processing and financial reporting software applications to be Year 2000 ready. Total costs incurred for the Year 2000 ready program is approximately $10,000. Versar, Inc., who provides significant administrative services to Sarnia, has notified the Company that the systems that are involved in such services are Year 2000 ready. The Company has requested each of its tenants and material suppliers, including Virginia Power, to advise as to their systems being Year 2000 ready. Except for a failure by Virginia Power to become Year 2000 ready, the failure of any tenant or other supplier to be Year 2000 ready would not have a material adverse effect on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item with respect to directors of the Company will be contained in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the Company's 1999 fiscal year and is incorporated herein by reference.

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

          a)   Report of Independent Public Accountants

          b)   Balance Sheets as of June 30, 1999 and 1998

          c) Statements of Operations for the Years Ended June 30, 1999, 1998 and 1997

          d) Statements of Changes in Stockholders' Deficit for the Years Ended June 30, 1999, 1998 and 1997

          e) Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997

          f)   Notes to Financial Statements

(2) Financial Statement Schedules:

          There are no financial statement schedules applicable to the Company.

(3) Exhibits:

          The exhibits to this Form 10-K are set forth in a separate Exhibit Index which is included on page 14 of this report.

(B)  Reports on Form 8-K

          No reports were filed on Form 8-K during the Company's last quarter of fiscal year 1999.

                                  EXHIBIT INDEX

                                                                                                                   Page Number/
Item No.                          Description                                                                         Reference
--------                          -----------                                                                         ---------
   1               Sarnia Corporation Information Statement for distribution to shareholders of
                   Versar, Inc., the outstanding shares of its wholly-owned subsidiary, Sarnia
                   Corporation, dated June 30, 1994...........................................................          (A),(B)

   3.1             Articles of Incorporation of Sarnia Corporation, as amended................................              (D)

   3.2             Bylaws of Sarnia Corporation...............................................................              (A)

  10.5             Amended and Restated Office Lease, dated June 22, 1995, between the Registrant
                   and Versar, Inc............................................................................              (C)

  10.6             Office Lease Agreement, dated October 28, 1994, between the Registrant and
                   National Capital Preferred Provider Organization, Inc......................................              (C)

  10.7             Office Lease Agreement, dated October 28, 1994, between the Registrant and
                   Integrated Behavioral Care, Inc............................................................              (C)

  10.8             Sarnia 1994 Stock Option Plan..............................................................              (C)

  10.9             The Riggs National Bank of Washington D.C.'s letter dated, September 15, 1995, modifying certain provisions of the Revolving Loan and Security Agreement, dated
                   April 9, 1994..............................................................................              (C)

 10.10             Promissory Note, dated January 25, 1996, between the Registrant and IDS Life
                   Insurance Company..........................................................................              (D)

 10.11             Term Note, dated January 25, 1996, between the Registrant and The Riggs
                   National Bank of Washington, D.C...........................................................              (D)

 10.12             Deed of Trust Note, dated January 25, 1996, between the Registrant and The
                   Riggs National Bank of Washington, D.C.....................................................              (D)

 10.13             Preferred Stock Purchase Agreement, as amended.............................................              (D)

 10.14             Promissory Note, dated March 27, 1997, between the Registrant and the
                   NationsBank N.A............................................................................              (E)

   11              Statement Re:  Computation of Per Share Earnings...........................................               17

   27              Financial Data Schedule....................................................................

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

                                                     SARNIA CORPORATION
                                                 ----------------------------

                                                        (Registrant)

                                                 /S/ Charles I. Judkins, Jr.
Date:  September 15, 1999
                                                 ----------------------------
                                                 Charles I. Judkins, Jr.
                                                 President & CEO

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

SIGNATURES                                                TITLE                                     DATE
----------                                                -----                                     ----
/S/ Charles I. Judkins, Jr.
                                                          President & CEO                           September 15, 1999
----------------------------------
Charles I. Judkins, Jr.


/S/ Benjamin M. Rawls
                                                          Chairman & Director                       September 15, 1999
----------------------------------
Benjamin M. Rawls


/S/ Lawrence W. Sinnott
                                                          Treasurer and Principal                   September 15, 1999
----------------------------------                        Accounting Officer
Lawrence W. Sinnott


/S/ Michael Markels, Jr.
                                                          Director                                  September 15, 1999
----------------------------------
Michael Markels, Jr.


/S/ Gerald T. Halpin
                                                          Director                                  September 15, 1999
----------------------------------
Gerald T. Halpin


/S/ Thomas G. Hotz
                                                          Director                                  September 15, 1999
----------------------------------
Thomas G. Hotz


/S/ James N. Schwarz
                                                          Director                                  September 15, 1999
----------------------------------
James N. Schwarz

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders of Sarnia Corporation:

We have audited the accompanying balance sheets of Sarnia Corporation (a Virginia corporation) as of June 30, 1999 and 1998, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sarnia Corporation as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                         /S/ Arthur Andersen LLP

                                         -------------------------------
                                         Arthur Andersen LLP

Vienna, VA
September 10, 1999

                               SARNIA CORPORATION
                                 BALANCE SHEETS

                                                                                                June 30,
                                                                                ---------------------------------------
                                                                                      1999                   1998
                                                                                ---------------         ---------------
                                                                                             (In thousands)
ASSETS
    Property and equipment..............................................        $       17,746          $       17,710
    Accumulated depreciation/amortization...............................                (6,792)                 (6,267)
                                                                                ---------------         ---------------
                                                                                        10,954                  11,443

    Cash    ............................................................                   312                     139
    Rents and other receivables, net....................................                    23                      79
    Prepaid expenses and other assets...................................                   165                     186
                                                                                ---------------         --------------

            Total assets................................................        $       11,454          $       11,847
                                                                                ===============         ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
    Mortgages...........................................................        $        9,292          $        9,787
    Accounts payable....................................................                    14                      32
    Loan from Versar....................................................                   ---                     117
    Accrued salaries....................................................                    19                      18
    Deferred income taxes...............................................                 2,014                   1,855
    Tenant security deposits............................................                   262                     436
    Other liabilities...................................................                   395                     324
                                                                                ---------------         --------------
            Total liabilities...........................................                11,996                  12,569
                                                                                ---------------         --------------

    Commitments and contingencies

    Stockholders' Deficit
       Preferred stock, $25 par value; Series A
          cumulative convertible; 1,000,000 shares
          authorized; 30,000 shares issued and
          outstanding at June 30, 1999 and
          June 30, 1998.................................................                   750                     750
       Common stock, no par value; 20,000,000 shares
            authorized at June 30, 1999 and 1998;
            4,572,545 shares issued and outstanding
            at June 30, 1999 and 1998...................................                   ---                     ---
       Accumulated deficit..............................................                (1,292)                 (1,472)
                                                                                ---------------         ---------------

            Total stockholders'
                deficit.................................................                  (542)                   (722)
                                                                                ---------------         ---------------

            Total liabilities and
                stockholders' deficit...................................        $       11,454          $       11,847
                                                                                ===============         ==============


   The accompanying notes are an integral part of these financial statements.

                               SARNIA CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                                       Years Ended June 30,
                                                                        --------------------------------------------------
                                                                             1999              1998               1997
                                                                        -------------      -------------      ------------
                                                                                   (In thousands, except per share data)
Real estate rental revenue..................................            $      3,256       $      3,127       $      2,911
Real estate expenses........................................                   1,422              1,419              1,289
                                                                        -------------      -------------      ------------
                                                                               1,834              1,708              1,622

Depreciation/amortization...................................                     580                573                607
General and administrative..................................                      94                 94                 93
                                                                        -------------      -------------      ------------
Income from real estate.....................................                   1,160              1,041                922

Interest expense............................................                     742                793                838
                                                                        -------------      -------------      ------------

Net income before income taxes..............................                     418                248                 84

Income tax expense..........................................                     159                 99                ---
                                                                        -------------      -------------      ------------

Net income..................................................                     259                149                 84

Dividends on preferred stock................................                      79                 79                 79
                                                                        -------------      -------------      ------------
Net income applicable to common
 stock......................................................            $        180       $         70       $          5
                                                                        =============      =============      ============

Net income per share applicable to
 common stock - basic and diluted...........................            $       0.04       $       0.02       $        ---
                                                                        =============      =============      ============

Weighted average number of
     shares outstanding - basic.............................                   4,573              4,573              4,573
                                                                        =============      =============      ============

Weighted average number of
     shares outstanding - diluted...........................                   4,665              4,664              4,603
                                                                        =============      =============      ============



   The accompanying notes are an integral part of these financial statements.

                               SARNIA CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                   Common Stock                                        Total
                                                      ------------------------------------                             Stock-
                                     Preferred            Number of                              Accumulated           holders'
                                       Stock               Shares              Amount              Deficit             Deficit
                                  ---------------     ---------------      ---------------     ---------------      ---------------
                                                              Years Ended June 30, 1999, 1998, 1997
                                  -------------------------------------------------------------------------------------------------
                                                                (In thousands, except share data)
Balance, June 30, 1996.......     $          750           4,572,545       $          ---      $       (1,547)      $         (797)

Net income...................                ---                 ---                  ---                  84                   84

Preferred stock dividends....                ---                 ---                  ---                 (79)                 (79)
                                  ---------------     ---------------      ---------------     ---------------      ---------------

Balance, June 30, 1997.......     $          750           4,572,545       $          ---      $       (1,542)      $         (792)
                                  ---------------     ---------------      ---------------     ---------------      ---------------

Net income...................                ---                 ---                  ---                 149                  149

Preferred stock dividends....                ---                 ---                  ---                 (79)                 (79)
                                  ---------------     ---------------      ---------------     ---------------      ---------------

Balance, June 30, 1998.......     $          750           4,572,545       $          ---      $       (1,472)      $         (722)
                                  ---------------     ---------------      ---------------     ---------------      ---------------

Net income...................                ---                 ---                  ---                 259                  259

Preferred stock dividends....                ---                 ---                  ---                 (79)                 (79)
                                  ---------------     ---------------      ---------------     ---------------      ---------------

Balance, June 30, 1999.......     $          750           4,572,545       $          ---      $       (1,292)      $         (542)
                                  ===============     ===============      ===============     ===============      ===============


  The accompanying notes are an integral part of these financial statements.

                              SARNIA CORPORATION
                           STATEMENTS OF CASH FLOWS

                                                                                   Years Ended June 30,
                                                            --------------------------------------------------------------
                                                                1999                      1998                    1997
                                                            --------------          --------------          --------------
                                                                                    (In thousands)
Cash flow from operating activities
    Net income applicable to common stock...........        $         180           $          70           $           5
    Adjustments to reconcile net income
      applicable to common stock to net cash
      provided by operating activities
         Depreciation/amortization..................                  580                     573                     607
         Increase in deferred taxes.................                  159                      99                     ---
                                                            --------------          --------------          --------------
           Comparative funds from operations........                  919                     742                     612

         Preferred stock dividend accrued...........                   79                      79                      79
         Provision for doubtful accounts receivable.                    5                       5                     ---
         Decrease (increase) in rents and other
           receivables..............................                   50                     (20)                     73
         Increase in prepaid and other assets . . .                   (33)                    (33)                    (76)
         (Decrease) increase in accounts payable....                  (18)                   (133)                     29
         Increase (decrease) in accrued salaries....                    1                       1                     (13)
         (Decrease) increase in other liabilities
           and security deposits....................                 (103)                     33                      31
                                                            --------------          --------------          --------------

Net cash provided by operating activities...........                  900                     674                     735
                                                            --------------          --------------          --------------

Cash flow from investing activities
    Improvements to real estate.....................                  (36)                    (20)                   (136)
    Disposition of property and equipment...........                  ---                     ---                      26
                                                            --------------          --------------          --------------

Net cash used in investing activities...............                  (36)                    (20)                   (110)
                                                            --------------          --------------          --------------

Cash flow from financing activities
    Mortgage principal payment......................                 (495)                   (480)                   (472)
    Payment to Versar, net..........................                 (117)                    (52)                    (13)
    Payment of dividend on preferred stock..........                  (79)                    (79)                    (99)
                                                            --------------          --------------          --------------

Net cash used in financing activities...............                 (691)                   (611)                   (584)
                                                            --------------          --------------          --------------

Net increase in cash................................                  173                      43                      41
Cash at beginning of period.........................                  139                      96                      55
                                                            --------------          --------------          --------------

Cash at end of period...............................        $         312           $         139           $          96
                                                            ==============          ==============          ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for
      Interest......................................        $         745           $         808           $         888

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

     Sarnia Corporation has a Master Corporate Services and Support Agreement with Versar. Certain general and administrative functions, including general management, treasury, financial service, legal, benefits and human resources administration, investor and public relations and information management are provided by Versar for a fixed fee of $36,000 per annum. Telephone expenses charged from Versar based on the number of extensions used by the Company and its tenants are included in real estate expenses.

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

Income taxes: The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

Stock Options: The Company accounts for its stock option plan in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." However, the Company has made certain pro forma disclosures of net income and per share information as if the fair value based method for accounting defined in SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied.

                               SARNIA CORPORATION

NOTE C  PROPERTY AND EQUIPMENT

                                                   Estimated                         June 30,
                                                  Useful Life          -------------------------------------
                                                    in Years               1999                     1998
                                                ----------------       --------------          -------------
                                                                                 (In thousands)
Land..................................                 ---             $         650           $         650
Buildings.............................                 40                     15,733                  15,733
Equipment.............................                  5                        136                     136
Leasehold improvements................          Life of Lease                  1,227                   1,191
                                                                       --------------          -------------
                                                                              17,746                  17,710
Accumulated depreciation
and amortization......................                                        (6,792)                 (6,267)
                                                                       --------------          --------------
                                                                       $      10,954           $      11,443
                                                                       ==============          ==============

     Depreciation and amortization of property and equipment included as expense in the accompanying Statements of Operations was $525,000, $521,000, and $539,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Amortization of brokerage fees of $55,000, $52,000, and $68,000 were included in the Statements of Operations for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

     Maintenance and repair expenses (included in real estate expenses) approximated $200,000, $201,000 and $207,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

NOTE D  MORTGAGES

     On January 25, 1996, Sarnia obtained a first mortgage of $9 million with I.D.S. Life Insurance Company at the fixed rate of 7.75% to be amortized over twenty-two years and with a balloon payment due in February 2003. The I.D.S. mortgage is collateralized by the first deed of trust on the 6800 and 6850 buildings.

     Sarnia has a $1.5 million five-year term loan with NationsBank. The loan is guaranteed by Versar and bears interest at the five-year Treasury Rate plus three hundred (300) basis points per annum, but not to exceed 9% per annum. The note matures in five years with $300,000 principal payment per year starting July 1, 1997. The Company is in compliance with the financial covenants at June 30, 1999.

     Outstanding balances at June 30, are as follows:

                                                                               June 30,
                                                               --------------------------------------
                                                                    1999                   1998
                                                               ---------------         --------------
                                                                          (In thousands)
      I.D.S. mortgage.......................................   $        8,392          $        8,587
      NationsBank note......................................              900                   1,200
                                                               ---------------         --------------
                 Total debt.................................   $        9,292          $        9,787
                                                               ===============         ==============

                               SARNIA CORPORATION

     Maturity of the loans is as follows:

                        Years Ending June 30,                              Amount
                        ---------------------                         -----------------
                                                                       (In thousands)
                        2000                                                        512
                        2001                                                        527
                        2002                                                        546
                        2003                                                      7,707
                                                                      -----------------
                                                                      $           9,292
                                                                      =================

NOTE E  STOCK OPTIONS

     The Sarnia 1994 Stock Option Plan (the "Plan") is compensatory in nature and provides employees of the Company and certain other persons an incentive to remain in the employment of the Company and encourages superior performance for the Company's benefit. The Company originally segregated 300,000 shares of stock for inclusion in the Plan, which was increased to 600,000 in 1998 after shareholder approval. During fiscal year 1996, options to purchase an aggregate of 262,500 shares of common stock with exercise prices ranging from $0.1875 to $0.375 were granted to seven directors (175,000 shares) as required by the Plan on their first anniversary of membership plus three officers (62,500 shares) and one service provider (25,000 shares). There were no stock options granted in fiscal year 1997. In fiscal year 1998, options to purchase 25,000 shares were granted to one officer at the fair market value. There were no stock options granted in fiscal year 1999.

     Under the Plan, options may be granted to key employees at the fair market value on the date of grant, and vesting varies depending on the discretion of the Compensation Committee. Unexercised options are cancelled on the tenth anniversary of the grant.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for stock options. Had compensation cost for stock options been determined based on the fair value at the grant dates for awards under this Plan consistent with the method of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated as follows:

                                                                     1999              1998
                                                                   --------          --------
                                                              (In thousands, except per share data)
            Net Income:               As Reported              $      180           $     70
                                      Pro Forma                       171                 61

            Net Income Per Share:     As Reported              $     0.04           $   0.02
                                      Pro Forma                      0.04               0.01

     As permitted by SFAS 123, the fair value approach to valuing stock options used for pro forma presentation has not been applied to stock options granted prior to July 1, 1995. The compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options.

     The weighted average fair value of options granted was $0.15 during 1999. The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999 and 1998: expected volatility of 51 percent; risk-free interest rate of
5.67 percent and 5.00 percent, respectively; and expected lives of five years from the grant date.

                               SARNIA CORPORATION

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

NOTE G  INCOME TAXES

     At June 30, 1999, the Company had, for tax reporting purposes, approximately $1,889,000 of net operating loss carryforwards available to offset future taxable income through 2012.

Deferred tax (liabilities) assets are comprised of the following:

                                                                     June 30,
                                                     --------------------------------------
                                                          1999                   1998
                                                     --------------          --------------
                                                                  (In thousands)
Deferred tax liabilities
  Depreciation.................................      $      (2,252)          $      (2,320)
  Other........................................                (33)                    (34)
Deferred tax assets
  Net operating loss carryforwards.............                718                     997
  Other........................................                 67                      16
                                                     --------------          --------------

                                                            (1,500)                 (1,341)

  Valuation allowance..........................               (514)                   (514)
                                                     --------------          --------------

Net deferred tax liabilities...................      $      (2,014)          $      (1,855)
                                                     ==============          ==============


The tax provision was composed of the following:

                                                                                       Years Ended June 30,
                                                                   ------------------------------------------------------------
                                                                      1999                    1998                     1997
                                                                   ------------            ------------            ------------
                                                                                          (In thousands)
Expected provision at Federal statutory rate................       $       142             $        84             $        28

Provision at State statutory rate, net of
federal benefit.............................................                17                      15                     ---

Effect of net operating losses and
reserves....................................................               ---                     ---                     (28)
                                                                   ------------            ------------            ------------

Tax provision...............................................       $       159             $        99             $       ---
                                                                   ============            ============            ===========

                               SARNIA CORPORATION

NOTE H COMMITMENTS AND CONTINGENCIES

     In fiscal year 1995, Versar loaned $265,000 to Sarnia primarily for leasehold improvements. Sarnia repaid Versar's loan in full in fiscal year 1999.

     The Company is aware that the Virginia Department of Transportation (VDOT) plans include the taking of approximately 2.4 acres of Sarnia's property in connection with the improvements and expansion of the Springfield interchange highway system. However, this is subject to change based upon the final design plans of VDOT. The Company has retained counsel and other professional assistance in determining the effect of such change on the property, its value to Sarnia and any actions which are required to maintain Versar Center as an attractive property to existing and prospective tenants. While we are unaware of the timing of such plans, we anticipate discussions and possible action by VDOT during fiscal year 2000.

     By law, VDOT is required to pay fair market value for the property that it acquires and damages to the remaining property, either by negotiations or by the exercise of its powers of eminent domain. No offer for the acquisition has been made, but an offer is expected in the near future. Sarnia has employed the services of an expert real estate appraiser as well as a professional engineer to aid in the determination of the appropriate value of the acquisition and any adverse impact on the remainder of the property.

     If it is determined that the offer of VDOT when made is inadequate as not representing fair market value, then in that event, the property will be condemned and the fair compensation issue will be litigated. It is anticipated that a fair award will be recovered for this taking. Management of Sarnia is responding in a vigorous manner to protect itself in this matter.

NOTE I  RENTAL UNDER OPERATING LEASES

     Leases between Sarnia and its tenants expire from 1999 to 2009. During the years ended June 30, 1999, 1998 and 1997, rentals to major tenants were as follows:

                                                  Lease                                Years Ended June 30,
                                               Termination           ----------------------------------------------------------
                                                  Date                  1999                    1998                    1997
                                                ----------           ----------              ----------             -----------
                                                                                           (In thousands)
Versar......................................      2009              $      1,115            $      1,072            $      1,037
General Services Administration.............      2004                       191                     201                     196
RGE Engineering.............................      2000                       325                     339                     319
C-Cubed Corporation.........................      1999                       166                     223                     219
NCPPO.......................................      2000                       350                     350                     350

     Noncancellable leases provide for approximate minimum rental payments during each of the next five years as set forth below. As to the Versar lease, it is assumed that the payments for the third five-year period (the actual amounts of which will depend upon fair values at the adjustment date) will be the same as the payments for the first

                               SARNIA CORPORATION
five years. Certain of the other rentals may increase in future years based on changes in the Consumer Price Index and other rental increase factors. At June 30, 1999, 94% of Sarnia's space was leased.

         Years Ending June 30,                Versar                  Total
         ---------------------             -------------           -------------
                                                        (In thousands)
                     2000                          1,115                   2,807
                     2001                          1,137                   2,006
                     2002                          1,160                   1,912
                     2003                          1,183                   1,960
                     2004                          1,207                   1,865
                     Beyond 2004                   4,973                   5,508
                                           -------------           -------------
                                           $      10,775           $      16,058
                                           =============           =============

                               SARNIA CORPORATION

NOTE J  QUARTERLY FINANCIAL INFORMATION  (UNAUDITED)

     Quarterly financial information for fiscal years 1999 and 1998 is as follows (in thousands, except per share amounts):

                                                           Fiscal Year 1999
                                -----------------------------------------------------------------
    Quarter ending                  Jun 30           Mar 31            Dec 31           Sept 30
------------------------------  -------------    -------------     -------------     ------------
Real estate rental revenue      $        780     $        794      $        871      $       811

Net income............                    74               56                80               50

Net income applicable to
  common stock........                    54               36                60               30

Net income per share
  applicable to common
  stock - diluted.....           $      0.01     $       0.01      $       0.01      $      0.01
                                 ============    ==============    ==============    =============

Weighted average number of
  shares outstanding -
  diluted.............                 4,636            4,620             4,618            4,686
                                =============    ==============    ==============    =============

                                                           Fiscal Year 1998
                                -------------------------------------------------------------------
    Quarter ending                  Jun 30            Mar 31           Dec 31           Sept 30
------------------------------  -------------     -------------     -------------     -------------
Real estate rental revenue      $        812      $        782      $        750      $        783

Net income............                    55                28                37                29

Net income applicable to
  common stock........                    35                 9                17                 9

Net income per share
  applicable to common
  stock - diluted.....          $       0.01      $        ---      $        ---      $        ---
                                =============     =============     =============     =============

Weighted average number of
  shares outstanding -
  diluted.............                 4,708             4,601             4,579             4,606
                                =============     =============     =============     =============

Quarterly financial data may not equal annual totals due to rounding. Quarterly earnings per share data may not equal annual total due to fluctuations in common shares outstanding.