Form 10-Q
period 1999-09-30
SARNIA CORP
filed 1999-11-09
CIK 923021

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly
Period Ended September 30, 1999           Commission File Number 0-24108
             ------------------                                  -------

                             SARNIA CORPORATION
-------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

             VIRGINIA                                54-1215366
--------------------------------------    -------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

        6850 Versar Center
        Springfield, Virginia                           22151
--------------------------------------    -------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code       (703) 642-6800
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

                Class of Common Stock       Outstanding at October 29, 1999
                ---------------------       -------------------------------
                     no par value                   4,572,545 shares

                               SARNIA CORPORATION

                               INDEX TO FORM 10-Q

                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

            Balance Sheets as of
            September 30, 1999 and June 30, 1999.                          3

            Statements of Operations for the Three-Month
            Periods Ended September 30, 1999 and 1998.                     4

            Statements of Cash Flows
            for the Three-Month Periods Ended September 30,
            1999 and 1998.                                                 5

            Notes to Financial Statements                                6-7

   ITEM 2 - Management's Discussion and Analysis
            of Financial Condition and Results of Operations            8-10


PART II - OTHER INFORMATION

   ITEM 1 - Legal Proceedings                                             11

   ITEM 6 - Exhibits and Reports on Form 8-K                              11

   SIGNATURES                                                             12

                           SARNIA CORPORATION
                             BALANCE SHEETS
                             (In thousands)


                                             September 30,          June 30,
                                                 1999                1999
                                             -------------     -------------
                                              (Unaudited)
ASSETS
 Property and equipment. . . . . . . . . .   $     17,786      $     17,746
 Accumulated depreciation/amortization . .         (6,924)           (6,792)
                                             -------------     -------------
                                                   10,862            10,954

 Cash. . . . . . . . . . . . . . . . . . .            473               312
 Rents and other receivables . . . . . . .             34                23
 Prepaid expenses and other assets . . . .            216               165
                                             -------------     -------------

          Total assets . . . . . . . . . .   $     11,585      $     11,454
                                             =============     =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
 Mortgages . . . . . . . . . . . . . . . .   $      9,183      $      9,292
 Accounts payable. . . . . . . . . . . . .             73                14
 Accrued salaries. . . . . . . . . . . . .             43                19
 Deferred income taxes . . . . . . . . . .          2,070             2,014
 Tenant security deposits. . . . . . . . .            241               262
 Other liabilities . . . . . . . . . . . .            447               395
                                             -------------     -------------
          Total liabilities. . . . . . . .         12,057            11,996
                                             -------------     -------------

 Commitments and contingencies

 Stockholders' Deficit
    Preferred stock, $25 par value;
     Series A cumulative convertible;
     1,000,000 shares authorized;
     30,000 shares issued and outstanding
     at September 30, and June 30,
     1999. . . . . . . . . . . . . . . . .            750               750
    Common stock, no par value; 20,000,000
     shares authorized; 4,572,545 shares
     issued and outstanding at September 30,
     and June 30, 1999 . . . . . . . . . .            ---               ---
    Accumulated deficit. . . . . . . . . .         (1,222)           (1,292)
                                             -------------     -------------

          Total stockholders' deficit. . .           (472)             (542)
                                             -------------     -------------

          Total liabilities and
           stockholders' deficit. . . . . .  $     11,585      $     11,454
                                             =============     =============


  The accompanying notes are an integral part of these financial statements.

                                SARNIA CORPORATION
                            STATEMENTS OF OPERATIONS
              (Unaudited - in thousands, except per share amounts)

                                                      For the Three-Month
                                                  Periods Ended September 30,
                                                  ---------------------------
                                                      1999           1998
                                                  ------------   ------------

Real estate rental revenue . . . . . . . . . .    $       845            811
Real estate expenses . . . . . . . . . . . . .            349            369
                                                  ------------   ------------
                                                          496            442

Depreciation/amortization. . . . . . . . . . .            145            145
General and administrative . . . . . . . . . .             24             24
                                                  ------------   ------------
Income from real estate. . . . . . . . . . . .            327            273

Interest expense . . . . . . . . . . . . . . .            181            190
                                                  ------------   ------------
Net income before income taxes . . . . . . . .            146             83

Income taxes . . . . . . . . . . . . . . . . .             56             33
                                                  ------------   ------------
Net income . . . . . . . . . . . . . . . . . .             90             50

Dividends on preferred stock . . . . . . . . .             20             20
                                                  ------------   ------------
Net income applicable to common stock. . . . .    $        70    $        30
                                                  ============   ============

Net income per share applicable to common
  stock - basic and diluted. . . . . . . . . .    $       .02    $       .01
                                                  ============   ============

Weighted average number of
  shares outstanding - basic . . . . . . . . .          4,573          4,573
                                                  ============   ============

Weighted average number of
  shares outstanding - diluted . . . . . . . .          4,667          4,686
                                                  ============   ============


  The accompanying notes are an integral part of these financial statements.

                              SARNIA CORPORATION
                           STATEMENTS OF CASH FLOWS
                         (Unaudited - in thousands)

                                                For the Three-Month Periods
                                                     Ended September 30,
                                                ---------------------------
                                                    1999           1998
                                                ------------   ------------

Cash flows from operating activities
  Net income applicable to common
  stock . . . . . . . . . . . . . . . . . . .   $        70    $        30
  Adjustments to reconcile net income
   applicable to common stock to net cash
   provided by operating activities
     Depreciation/amortization. . . . . . . .           145            145
     Deferred tax provision . . . . . . . . .            56             33
                                                ------------   ------------

      Comparative funds from operations . . .           271            208

     Preferred stock dividends accrued. . . .            20             20
     (Increase) decrease in rents and other
      receivables . . . . . . . . . . . . . .           (11)            79
     Increase in prepaid and other assets . .           (64)           (23)
     Increase (decrease) in accounts
      payable . . . . . . . . . . . . . . . .            59            (18)
     Increase in accrued salaries . . . . . .            24              3
     Increase in other liabilities. . . . . .            31             39
                                                ------------   ------------

Net cash provided by operating activities . .           330            308
                                                ------------   ------------

Cash flow used in investing activities
 Improvements to real estate. . . . . . . . .           (40)           (23)
                                                ------------   ------------

Cash flow used in financing activities
 Mortgage principal payments. . . . . . . . .          (109)          (122)
 Payment to Versar, net . . . . . . . . . . .           ---            (30)
 Payment of dividend on preferred stock . . .           (20)           (20)
                                                ------------   ------------

Net cash flow used in
 financing activities . . . . . . . . . . . .          (129)          (172)
                                                ------------   ------------

Net increase in cash. . . . . . . . . . . . .           161            113
Cash at beginning of period . . . . . . . . .           312            139
                                                ------------   ------------

Cash at end of period . . . . . . . . . . . .   $       473    $       252
                                                ============   ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for
   Interest . . . . . . . . . . . . . . . . .   $       182    $       247


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

(B)  SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation: The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Sarnia Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1999 for additional information.

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of Management, the information reflects all adjustments necessary for a fair presentation of the Company's financial position as of September 30, 1999 and the results of operations for the three-month periods ended September 30, 1999 and 1998. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

     Revenue recognition: Rental income is recognized based upon tenant lease agreements in accordance with Statement of Financial Accounting Standard
No. 13, "Accounting for Leases" ("SFAS 13"). Provisions for any anticipated lease losses are made in the period that the losses become evident.

     Property and equipment: Property and equipment are carried at historical cost until a decline in value which is other than temporary occurs. At such time, the property will be reduced by a direct write-down for any impairment in value if it is probable that the carrying amount of the property cannot be fully recovered.

                             SARNIA CORPORATION
                 NOTES TO FINANCIAL STATEMENTS (continued)

     Depreciation and amortization: Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Maintenance and repair costs are expensed while improvements are capitalized.

     Net income per share applicable to common stock: Basic income per share applicable to common stock is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding during the applicable period being reported upon. Diluted net income per share is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding plus the effect of assumed exercise of stock options using the Treasury Stock Method. The following is a reconciliation of the weighted average number of shares outstanding for basic earnings per share to the weighted average number of shares outstanding for diluted earnings per share.

                                                       For the Three-Month
                                                   Periods Ended September 30,
                                                 ------------------------------
                                                      1999             1998
                                                 -------------    -------------

Weighted average common shares
  outstanding. . . . . . . . . . . . . . . . .      4,572,545        4,572,545

Assumed exercise of options (treasury
  stock method). . . . . . . . . . . . . . . .         94,163          113,784
                                                 -------------    -------------

                                                    4,666,708        4,686,329
                                                 =============    =============


     Income taxes: The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which mandates a liability method for computing deferred income taxes. Provisions for deferred income taxes are made in recognition of temporary differences between the book and tax bases of accounting. At June 30, 1999, the Company had approximately
$2.3 million in deferred tax liabilities, which was offset by $0.8 million of net operating loss carryforwards. Due to the potential rent roll turnover in the year 2000, the Company has established a valuation allowance of approximately $514,000. As future rent rolls are solidified the valuation allowance will be reduced and added into income. Net income before preferred dividends will accrue income tax expense at an estimated effective rate of 38%.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

First Quarter Comparison for Fiscal Year 2000 and 1999
------------------------------------------------------

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

     Real estate rental revenue in the first quarter of fiscal year 2000 increased by $34,000 (4%) compared to the first quarter of fiscal year 1999. The increase is attributable to rent escalations.

     Real estate expenses in the first quarter of fiscal year 2000 decreased by $20,000 (5%) compared to the first quarter of fiscal year 1999. The decrease is due to lower utility expenses.

     Depreciation/amortization for the first quarter of fiscal year 2000 remained at the same level of $145,000 as reported in fiscal year 1999. The depreciation/amortization expenses for the new assets that were placed in service in fiscal year 2000 were offset by the fully amortized assets that were placed in service in prior years.

     General and administrative expense in the first quarter of fiscal year 2000 of $24,000 remained at the same level as in the first quarter of fiscal year 1999.

     Interest expense for the first quarter of fiscal year 2000 was $9,000 (5%) lower than that reported in the first quarter of fiscal year 1999. The decrease is due to the principal payments in the past year.

     Income taxes for the first quarter of fiscal year 2000 of $56,000 were higher than the income taxes of $33,000 recorded in the same period of last year due to higher earnings. The Company recorded income tax expense on earnings before preferred dividends at an effective rate of 38%.

     Preferred stock dividends for the first quarter of fiscal year 2000 and 1999 were $20,000 for each of the quarters, respectively.

     The net income applicable to common stock for the first quarter of fiscal year 2000 was $70,000 compared to the net income applicable to common stock of $30,000 in the same time last year. The improvement in earnings was due to higher real estate rental income, lower real estate expenses and lower interest expenses as mentioned above.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
-------------------------------

     Cash flow provided by operating activities was $330,000 for the first quarter of fiscal year 2000 compared to the $308,000 for the same period last year. Increase in net income and other liabilities resulted in higher net cash provided by operating activities. During the first quarter of fiscal year 2000, Sarnia paid $109,000 for mortgage principal and $20,000 for preferred stock dividends.

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

     Sarnia expects that it will require $75,000 for capital expenditures to be made during fiscal year 2000. Approximately $40,000 of the $75,000 will be used for remodeling vacant space, and the remaining $35,000 will be used for other miscellaneous capital expenditures. Management believes that funds generated from operations should be sufficient to meet Sarnia's operating needs, including capital expenditures.

Properties
----------

     In connection with the improvements and expansion of the Springfield interchange highway system, the Virginia Department of Transportation (VDOT) plans include the taking of approximately 2.4 acres of Sarnia's property. However, this is subject to change based upon the final design plans of VDOT. The Company has retained counsel and other professional assistance in determining the effect of such change on the property, its value to Sarnia and any actions which are required to maintain Versar Center as an attractive property to existing and prospective tenants. While we are unaware of the timing of such plans, we anticipate discussions and possible action by VDOT during fiscal year 2000.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Year 2000
---------

     Certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000.
This, in turn, could result in major system failures and in miscalculations, and is generally referred to as the "Year 2000" problem. Sarnia has upgraded the Company's existing data processing and financial reporting software applications to be Year 2000 ready. Total costs incurred for the Year 2000 ready program is approximately $10,000. Versar, Inc., who provides significant administrative services to Sarnia, has notified the Company that the systems that are involved in such services are Year 2000 ready. The Company has requested each of its tenants and material suppliers, including Virginia Power, to advise the Company as to their systems being Year 2000 ready. Except for a failure by Virginia Power to become Year 2000 ready, the failure of any tenant or other supplier to be Year 2000 ready would not have a material adverse effect on the Company.

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






                                                 SARNIA CORPORATION
                                             --------------------------
                                                    (Registrant)






                                       By:  /S/ Charles I. Judkins, Jr.
                                          _____________________________
                                          Charles I. Judkins, Jr.,
                                          President and Chief Executive
                                          Officer
                                          (duly authorized officer and
                                           Principal Financial Officer)



Date:  November 10, 1999