Form 10-K/A
period 1999-06-30
SARNIA CORP
filed 1999-12-20
CIK 923021

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-K/A

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 1999

                      Commission File Number: 0-24108

                             SARNIA CORPORATION
           (Exact name of registrant as specified in its charter)

                               NOT APPLICABLE
          (Former name of registrant if changed since last report)


             Virginia                                  54-1215366
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                             6850 Versar Center
                        Springfield, Virginia 22151
        (Address of principal executive offices, including zip code)

                               (703) 642-6800
            (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act:  NONE

        Securities registered pursuant to Section  12(g) of the Act:

                         COMMON STOCK, NO PAR VALUE
                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed as of September 1, 1999 was approximately $2,155,136.

The number of shares of Common Stock outstanding as of September 1, 1999 was 4,572,545.

     Sarnia Corporation (the "Company"), is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "Original Report") in order to provide the information required by Part III of the Form 10-K (Items 10, except for Executive Officers which is included in Part I of the Original Report, 11, 12 and 13), which information was omitted from the Original Report as provided in General Instruction G(3) of the instructions to Form 10-K. This Amendment to the Original Report speaks as of the original date of filing of the Original Report.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table provides a summary of the Company's directors as of November 30, 1999.

Name                Age & Class       Business Experience And Other Information
----                -----------       -----------------------------------------

Benjamin M. Rawls   58   III          Chairman of the Board of Sarnia
                    Term expires      Corporation since 1994; Chairman of the
                    in 1999           Board of Versar, Inc. since 1993 and
                                      President and Chief Executive Officer
                                      of Versar since 1991; a director of
                                      Versar since 1991 and a director of
                                      Sarnia since 1991.

James N. Schwarz    54   III          Partner, Patton Boggs LLP since September
                    Term Expires      1998; Partner, Ginsburg, Feldman and
                    in 1999           Bress from 1996 to August 1998; Sr. Vice
                                      President, General Counsel and Corporate
                                      Secretary of Steuart Petroleum Company
                                      from 1991 to 1995; Director of the
                                      Company since May 1996.

Michael Markels,   73    I            Chairman of the Board, President and
Jr.                Term Expires       Chief Executive Officer of Ocean Farming,
                   in 2000            Inc. since 1995; Co-founder, Director of
                                      Versar, Inc. since 1969 and Chairman
                                      Emeritus of Versar, Inc. since 1993.  A
                                      director of Sarnia since 1982.

Thomas Hotz        39    I            Partner of HMG Realty Advisors since
                   Term Expires       1999; Partner of Magnum Capital Partners,
                   in 2000            L.L.C. from 1996 to 1999; Managing
                                      Director of Julien J. Studley, Inc., a
                                      national real estate firm, from 1989
                                      to 1995.  A director of Sarnia since June
                                      1994.

Gerald T. Halpin   76    II           President of WEST*GROUP MANAGEMENT, LLC.,
                   Term Expires       a real estate development and construc-
                   in 2000            tion firm, and its predecessor since
                                      1970.  A director of Sarnia since June
                                      1994.


There is no arrangement or understanding between any director or executive officer and any other person pursuant to which he was selected as a director or an officer. The Company's Articles of Incorporation were amended in May 1994 to increase the Board of Directors to five members and "classify" the directors into three classes (I, II and III), with directors in each class serving three-year terms and with one or two directors standing for election in any one year. The executive officers of the Company are elected at the annual meeting of the Board of Directors and hold office until their successors have been elected and qualified. No family relationship currently exists among any of the executive officers and directors of the Company.

Section 16(a)  Beneficial Ownership Reporting Compliance

     Based upon copies of reports furnished to us, the Company believes that all reports required to be filed by persons subject to Section 16 of the Securities Exchange Act of 1934, and the rules and regulations thereunder, have been timely filed.

ITEM 11.  EXECUTIVE COMPENSATION.

Cash Compensation

     The following table sets forth information on compensation paid by Sarnia for services rendered in all capacities during the three fiscal years ended June 30, 1999, to the Company's Chief Executive Officer, and the one other executive officer who received compensation (collectively, the "Named Executive Officers"). Two other executive officers, Lawrence W. Sinnott and Pamela J. John received no compensation from the Company.

                          SUMMARY COMPENSATION TABLE
                          --------------------------

                                         Annual Compensation
                                         -------------------

  Name, Principal Position      Salary     Bonus    Other Annual    All Other
            and                                     Compensation  Compensation
        Fiscal Year                $         $            $             $
  ========================   ============ =======   ============  ============

  Charles I. Judkins, Jr.
  President and Chief Executive Officer
  ---------------------------------------
  1999                       $ 41,429     $ 6,000              0          0
  1998                         44,596       5,000              0          0
  1997                         35,096           0              0          0
  =======================================

  William G. Denbo
  Vice President and General Manager
  ---------------------------------------
  1999                       $ 72,500     $15,000              0       $855 (2)
  1998                         71,159       7,500              0        833 (2)
  1997                         71,265 (1)   6,000              0        603 (2)
  =======================================

  (1) The salary for fiscal year 1997 reflects payments for 27 pay periods instead of 26 due to a change in financial reporting by the Company. This change did not have any effect on the total salary received by Mr. Denbo for the calendar year 1997.

  (2) The amounts shown in this column for Mr. Denbo consist of payments for insurance premiums on term life insurance.

       No stock options were granted during the fiscal year ended June 30, 1999.

                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                             AND FY-END OPTION/SAR VALUE
                ---------------------------------------------------

     (a)          (b)        (c)              (d)                  (e)
                Shares      Value    Number of Securities  Value of Unexercised
    Name      Acquired on  Realized  Underlying Unexercised    In-the-Money
               Exercise      ($)        Options/SARS at      Options/SARs at
                  (#)                        6/30/99       6/30/99 Exercisable/
                                              (#)           Unexercisable (1)
                                         Exercisable/
                                        Unexercisable
------------  ------------ --------  --------------------- --------------------
Charles I.
Judkins                 0        0               50,000/0           $24,000/0

William G.
Denbo                   0        0          25,000/25,000     $12,000/$12,000

-------------------------------------------------------------------------------

(1)  On June 30, 1999, the closing price of the Company's Common Stock was
     $0.48.

Directors Compensation

     Directors who are not employees of Samia are normally paid an annual fee of $1,000 plus an attendance fee of $500 for each meeting of the Board of Directors and its committees. In addition, under the Sarnia 1994 Stock Option Plan on each anniversary date of the plan (December 1), each director who is not an employee of the Company and who on such anniversary date is a member of the Board, is to be granted a non-qualified stock option with an exercise price equal to the then current fair market value to purchase either (1) 25,000 shares of common stock if such director has served at least one year on the Board and has not yet been awarded an option under the Plan provisions providing for option grants to non-employee directors, or (2) an option to purchase 500 shares of common stock if such director has already received an award under the Plan provisions providing for option grants to non-employee directors. All such options are fully vested and exercisable as of the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Principal Shareholders

     The table below sets forth, as of November 1, 1999 the only persons known by the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock.


                               Amount and Nature of
 Name and Address of           Beneficial Ownership
  Beneficial Owner                     (1)            Percent of Class of Stock
----------------------------   --------------------   -------------------------

Dr. Michael Markels, Jr. (2)                773,232                       16.9%
6850 Versar Center
Springfield, VA 22151


Dr. Robert L. Durfee (3)                    834,374                       18.2%
6850 Versar Center
Springfield, VA 22151


Gerald T. Halpin (2)                        673,250                       13.7%
1600 Anderson Rd.
Mclean, VA 22102


Charles I. Judkins, Jr. (2)                 325,514                        7.1%
6850 Versar Center
Springfield, VA 22151

                               Amount and Nature of
 Name and Address of           Beneficial Ownership
  Beneficial Owner                     (1)            Percent of Class of Stock
----------------------------   --------------------   -------------------------

Benjamin M. Rawls (2)                       301,537                        6.6%
6850 Versar Center
Springfield, VA 22151


Versar, Inc. Employee Savings
and Stock Ownership Plan (4)                331,093                        7.2%

--------------------

(1) For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Securities and Exchange Act of 1934, as amended, under which, in general, a person is deemed to be beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or to direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days of November 1,1999.

(2) For a description of the nature of the beneficial ownership of Dr. Markels, Messrs. Judkins and Rawls, see "Security Holdings of Management". The information with respect to shares of Common Stock held by Dr. Markels, Messrs. Judkins and Rawls is based upon filings with the Securities and Exchange Commission.

(3) Dr. Durfee's beneficial ownership of shares includes 34,000 shares owned by adult children of Dr. Durfee as to which he shares voting and investment power and 187,500 shares Dr. Durfee has the right to acquire upon conversion of shares of the Company's Series A Cumulative Convertible Preferred Stock ("Preferred Stock") held by him. The information with respect to shares of Common Stock held by Dr. Durfee is based upon filings with the Securities and Exchange Commission.

(4) Of the 331,093 shares of Common Stock held by the Versar, Inc., Employee Savings and Stock Ownership Plan (the "ESSOP"), 331,093 shares are allocated to individual ESSOP participants' accounts and are voted by the Trustees. The ESSOP Trustees have investment power over all shares of Common Stock held by the ESSOP. The ESSOP Trustees are Michael Markels, Jr., Benjamin M. Rawls and James C. Dobbs. Each disclaims beneficial ownership of the Common Stock held by the ESSOP. The information with respect to shares of Common Stock held by the ESSOP is based upon filings with the Securities and Exchange Commission and a report by the Company's stock transfer agent.

Security Holdings of Management

     The following table sets forth certain information regarding the ownership of Sarnia's Common Stock and preferred stock by the Company's directors, the Company's Chief Executive Officer and one other executive officer who is named in the Summary Compensation Table herein and the Company's directors and executive officers as a group, as of November 1, 1999.

       Individual or Group           Shares of Common Stock Beneficially
       -------------------                        Owned as of
                                              November 1, 1999 (1)
                                     -----------------------------------

                                        Class and Number       Percent
                                     ---------------------   -----------

  Michael Markels, Jr. (2)           Common        773,232         16.9%
                                     Preferred           0            0%

  Gerald T. Halpin (3)               Common        673,250         13.7%
                                     Preferred      10,000         33.3%

  Thomas Hotz (4)                    Common         50,500            1%
                                     Preferred           0            0%

  Benjamin M. Rawls (5)              Common        301,537          6.6%
                                     Preferred       3,000         10.0%

  Charles I. Judkins, Jr. (6)        Common        325,514          7.1%
                                     Preferred       3,000         10.0%

  William G. Denbo (7)               Common         33,738            *
                                     Preferred           0            0%

  James N. Schwarz (8)               Common         20,000            *
                                     Preferred           0            0%

  All directors and executive        Common      2,856,889         62.5%
  officers as a group (8 persons)    Preferred      16,000         53.3%

--------------------

     * Less than 1%

     (1) For the purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule l3d-3 under the Securities Exchange Act of 1934, as amended, under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days of November 1, 1999.

     (2) Includes 331,500 shares owned by adult children of Dr. Markels as to which he shares voting and investment power and 25,000 shares which Dr. Markels has the right to acquire upon the exercise of options. Dr. Markels is a Trustee of the Versar ESSOP and as such he has shared investment power over 331,093 shares, none of which are included in the above table. Dr. Markels disclaims beneficial ownership of the shares held by the Versar ESSOP.

     (3) Includes 625,000 shares Mr. Halpin has the right to acquire upon conversion of shares of the Company's Preferred stock.

     (4) Includes 25,000 shares which Mr. Hotz has the right to acquire upon the exercise of options.

     (5) Includes 50,000 shares Mr. Rawls has the right to acquire upon the exercise of options and 187,500 shares Mr. Rawls has the right to acquire upon the conversion of shares of the Company's Preferred Stock. Mr. Rawls is a Trustee of the Versar ESSOP and as such he has shared investment power over 331,093 shares, none of which are included in the above table. Mr. Rawls disclaims beneficial ownership of the shares held by the Versar ESSOP.

     (6) Includes 50,000 shares Mr. Judkins has the right to acquire upon the exercise of options and 187,500 shares Mr. Judkins has the right to acquire upon the conversion of shares of the Company's Preferred Stock.

     (7) Includes 33,738 shares Mr. Denbo has the right to acquire upon the exercise of options.

     (8) Includes 20,000 shares Mr. Schwarz has the right to acquire upon the exercise of options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SARNIA CORPORATION
                                    (Registrant)


                                    /s/ Charles I. Judkins, Jr.
                                    ----------------------------------
                                    Charles I. Judkins, Jr.
                                    President & CEO






December 17, 1999