Form 10-Q
period 1999-12-31
SARNIA CORP
filed 2000-02-11
CIK 923021

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 1999 Commission File Number 0-24108
                              ------------------                       --------


                             SARNIA CORPORATION
         (Exact name of registrant as specified in its charter)

               VIRGINIA                                54-1215366
------------------------------------      -------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

          6850 Versar Center
          Springfield, Virginia                         22151
------------------------------------      -------------------------------------
(Address of principal executive                       (Zip Code)
 offices)

Registrant's telephone number, including area code     (703) 642-6800
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

                              Yes  X   No
                                 ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          Class of Common Stock    Outstanding at January 31, 2000
          ---------------------    -------------------------------
              no par value                 4,572,545 shares

                             SARNIA CORPORATION

                             INDEX TO FORM 10-Q

                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

     ITEM 1 - Financial Statements

              Balance Sheets as of
              December 31, 1999 and June 30, 1999.                         3

              Statements of Operations for the Three-Month and
              Six-Month Periods Ended December 31, 1999 and
              1998.                                                        4

              Statements of Cash Flows for the Six-Month
              Periods Ended December 31, 1999 and 1998.                    5

              Notes to Financial Statements                              6-7

     ITEM 2 - Management's Discussion and Analysis
              of Financial Condition and Results of Operations          8-10


PART II - OTHER INFORMATION

     ITEM 1 - Legal Proceedings                                           11

     ITEM 6 - Exhibits and Reports on Form 8-K                            11

SIGNATURES                                                                12

                             SARNIA CORPORATION
                               BALANCE SHEETS
                               (In thousands)


                                                  December 31,      June 30,
                                                      1999            1999
                                                  ------------    ------------
                                                  (Unaudited)
ASSETS
  Property and equipment. . . . . . . . . . . .   $    17,888     $    17,746
  Accumulated depreciation/amortization . . . .        (7,057)         (6,792)
                                                  ------------    ------------
                                                       10,831          10,954


  Cash. . . . . . . . . . . . . . . . . . . . .           185             312
  Rents and other receivables . . . . . . . . .            66              23
  Prepaid expenses and other assets . . . . . .           274             165
                                                  ------------    ------------

      Total assets. . . . . . . . . . . . . . .   $    11,356     $    11,454
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Mortgages . . . . . . . . . . . . . . . . . .   $     9,039     $     9,292
  Accounts payable. . . . . . . . . . . . . . .            65              14
  Accrued salaries. . . . . . . . . . . . . . .            18              19
  Deferred income taxes . . . . . . . . . . . .         1,602           2,014
  Tenant security deposits. . . . . . . . . . .           173             262
  Other liabilities . . . . . . . . . . . . . .           358             395
                                                  ------------    ------------
      Total liabilities . . . . . . . . . . . .        11,255          11,996
                                                  ------------    ------------

  Commitments and contingencies

  Stockholders' Deficit
    Preferred stock, $25 par value; Series A
     cumulative convertible; 1,000,000 shares
     authorized; 30,000 shares issued and
     outstanding at December 31 and June 30,
     1999 . . . . . . . . . . . . . . . . . . .           750             750
    Common stock, no par value; 20,000,000
     shares authorized; 4,572,545 shares
     issued and outstanding at December 31,
     and June 30, 1999. . . . . . . . . . . . .           ---             ---
    Accumulated deficit . . . . . . . . . . . .          (649)         (1,292)
                                                  ------------    ------------

      Total stockholders' equity (deficit). . .           101            (542)
                                                  ------------    ------------

      Total liabilities and stockholders'
       equity (deficit) . . . . . . . . . . . .   $    11,356     $    11,454
                                                  ============    ============

                The accompanying notes are an integral part of these
                                  financial statements.

                                   SARNIA CORPORATION
                                STATEMENTS OF OPERATIONS
                  (Unaudited - in thousands, except per share amounts)


                             For the Three-Month        For the Six-Month
                          Periods Ended December 31, Periods Ended December 31,
                          -------------------------- --------------------------
                              1999           1998        1999           1998
                          -----------    ----------- -----------    -----------

Real estate rental
 revenue: . . . . . . .   $      850     $      871  $    1,695     $  1,683
Real estate expenses. .          380            385         729          754
                          -----------    ----------- -----------    -----------

                                 470            486         966            929

Depreciation/
 amortization . . . . .          142            145         288            290
General and
 administrative . . . .           24             23          47             47
                          -----------    ----------- -----------    -----------
Income from real
 estate . . . . . . . .          304            318         631            592

Interest expense. . . .          179            185         361            376
                          -----------    ----------- -----------    -----------

Income before income
 taxes. . . . . . . . .          125            133         270            216

Income tax (benefit)
 expense. . . . . . . .         (468)            53        (412)            87
                          -----------    ----------- -----------    -----------
Net income. . . . . . .          593             80         682            129

Dividends on preferred
 stock. . . . . . . . .           20             20          39             39
                          -----------    ----------- -----------    -----------

Net income applicable
 to common stock. . . .   $      573     $       60  $      643     $       90
                          ===========    =========== ===========    ===========

Net income per share
 applicable to common
 stock - basic. . . . .   $     0.13     $     0.01  $     0.14     $     0.02
                          ===========    =========== ===========    ===========

Net income per share
 applicable to common
 stock - diluted. . . .   $     0.12     $     0.01  $     0.14     $     0.02
                          ===========    =========== ===========    ===========

Weighted average number
 of shares outstanding
 - basic. . . . . . . .        4,573          4,573       4,573          4,573
                          ===========    =========== ===========    ===========

Weighted average number
 of shares outstanding
 - diluted. . . . . . .        4,694          4,618       4,679          4,674
                          ===========    =========== ===========    ===========


                   The accompanying notes are an integral part of these
                                  financial statements.

                                   SARNIA CORPORATION
                                STATEMENTS OF CASH FLOWS
                               (Unaudited - in thousands)


                                                    For the Six-Month Periods
                                                        Ended December 31,
                                                    -------------------------
                                                        1999          1998
                                                    -----------   -----------

Cash flows from operating activities
  Net income applicable to common
  stock. . . . . . . . . . . . . . . . . . . . . .  $      643    $       90
  Adjustments to reconcile net income
   applicable to common stock to net cash
   provided by operating activities
     Depreciation/amortization . . . . . . . . . .         288           290
     Deferred tax provision. . . . . . . . . . . .        (412)           87
                                                    -----------   -----------
      Comparative funds from operations. . . . . .         519           467

      Preferred stock dividends accrued. . . . . .          39            39
      (Increase) decrease in rents and other
        receivables. . . . . . . . . . . . . . . .         (43)           17
      Increase in prepaid and other assets . . . .        (132)          (69)
      Increase (decrease) in accounts payable. . .          51           (12)
      Decrease in accrued salaries . . . . . . . .          (1)          ---
      Decrease in tenant security deposits
       and other liabilities . . . . . . . . . . .        (126)          (38)
                                                    -----------   -----------

Net cash provided by operating activities. . . . .         307           404
                                                    -----------   -----------

Cash flow used in investing activities
  Improvements to real estate. . . . . . . . . . .        (142)          (29)
                                                    -----------   -----------

Cash flow used in financing activities
  Mortgage principal payments. . . . . . . . . . .        (253)         (246)
  Payment to Versar, net . . . . . . . . . . . . .         ---          (117)
  Payment of dividend on preferred stock                   (39)          (39)
                                                    -----------   -----------

Net cash flow used in
    financing activities . . . . . . . . . . . . .        (292)         (402)
                                                    -----------   -----------

Net decrease in cash . . . . . . . . . . . . . . .        (127)          (27)
Cash at beginning of period. . . . . . . . . . . .         312           139
                                                    -----------   -----------

Cash at end of period. . . . . . . . . . . . . . .  $      185    $      112
                                                    ===========   ===========


Supplemental disclosure of cash flow information:
    Cash paid during the period for
      Interest . . . . . . . . . . . . . . . . . .  $      362    $      378
      Income taxes . . . . . . . . . . . . . . . .          20           ---

              The accompanying notes are an integral part of these
                             financial statements.

                               SARNIA CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

(A)  GENERAL INFORMATION

     Sarnia Corporation (the "Company"), formerly Versar Virginia, Inc., was a wholly-owned real estate subsidiary of Versar, Inc. ("Versar") until June 30, 1994. The Company owns and operates the 6850 Building and the 6800 Building in Versar Center located in Springfield, Virginia.

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

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of Management, the information reflects all adjustments necessary for a fair presentation of the Company's financial position as of December 31, 1999 and the results of operations for the six-month periods ended December 31, 1999 and 1998. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

     Sarnia Corporation has entered into a Master Corporate Services and Support Agreement with Versar, Inc. Certain general and administrative functions, including general administrative, treasury, financial service, legal, benefits and human resources administration, investor and public relations and information management are provided by Versar on a fixed fee of $36,000 per annum. Telephone expenses charged from Versar based on the number of extensions used by the Company and its tenants are included in real estate expenses. Management believes that these charges are made on a reasonable basis; however, they do not necessarily indicate the costs that would have been incurred by the Company if these services were provided elsewhere.

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


                             For the Three-Month        For the Six-Month
                          Periods Ended December 31, Periods Ended December 31,
                          -------------------------- --------------------------
                              1999           1998        1999           1998
                          -----------    ----------- -----------    -----------

Weighted average common
 shares outstanding . . .   4,572,545      4,572,545   4,572,545      4,572,545

Assumed exercise of
 options (Treasury stock
 method). . . . . . . . .     121,536         45,244     106,693        101,749
                          -----------    ----------- -----------    -----------

                            4,694,081      4,617,789   4,679,238      4,674,294
                          ===========    =========== ===========    ===========


     Income taxes: The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which mandates a liability method for computing deferred income taxes. Provisions for deferred income taxes are made in recognition of temporary differences between the book and tax bases of accounting. At June 30, 1999, the Company had approximately $2.3 million in deferred tax liabilities and $0.8 million of deferred tax assets related to net operating loss carryforwards. Due to the concerns about rent roll turnover in the year 2000, the Company retained its valuation allowance of approximately $514,000 against the deferred tax assets. At this time, management has determined that it is more likely than not that all of the benefits of the NOLs will be realized and, accordingly, reversed the valuation allowance in the second quarter. Income tax expense is calculated on income before preferred dividends at an estimated annual effective rate of 38%.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Second Quarter Comparison for Fiscal Year 2000 and 1999
-------------------------------------------------------

Forward Looking Statements
--------------------------

     The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding cost controls and reductions, the expected annual rent escalations, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, the impact of potential eminent domain taking by the Virginia Department of Transportation, and the possibility of tenants continuing to renew their leases or the Company's ability to attract new tenants. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

     Real estate rental revenue in the second quarter of fiscal year 2000 decreased by $21,000 (2%) compared to the second quarter of fiscal year 1999. The decrease is due to lower tenant requested and third party services.

     Real estate expenses in the second quarter of fiscal year 2000 decreased by $5,000 (1%) compared to the second quarter of fiscal year 1999. The decrease is due to the capitalization of direct labor and direct materials for new tenant build-outs offset by the legal costs in addressing the expected Virginia Department of Transportation eminent domain taking. Refer to properties paragraph on page 10.

     Depreciation/amortization for the second quarter of fiscal year 2000 of $142,000 decreased by $3,000 (2%) compared to the $145,000 as reported in the second quarter of fiscal year 1999. The depreciation/amortization expenses for the new assets that were placed in service in fiscal year 2000 were outpaced by the fully amortized assets that were placed in service in prior years.

     General and administrative expense in the second quarter of fiscal year 2000 of $24,000 was $1,000 higher than the second quarter of fiscal year 1999.

     Interest expense for the second quarter of fiscal year 2000 was $6,000 (3%) lower than that reported in the second quarter of fiscal year 1999. The decrease is due to the principal payments in the past year.

     Income tax benefit for the second quarter of fiscal year 2000 was $468,000 compared to the income tax expense of $53,000 recorded in the same period of last year. Due to the stable profitability and the solidified rent rolls, the Company reversed the entire $514,000 tax valuation allowance in the second quarter of fiscal year 2000. Refer to Income Taxes in Note B.

     Preferred stock dividends for the second quarter of fiscal year 2000 and 1999 were $20,000 for each of the quarters, respectively.

     The net income applicable to common stock for the second quarter of fiscal year 2000 was $573,000 compared to the net income applicable to common stock of $60,000 in the same time last year. The significant growth in the net income was due to the reversal of tax valuation allowance as mentioned above. Without the

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

reversal net income for the second quarter of fiscal year 2000 was $1,000 lower than the net income for the second quarter of fiscal year 1999. The slight decrease in earnings was due to lower real estate operating income, offset by lower interest expenses and lower income taxes as mentioned above.

Six Month Comparison for Fiscal Year 2000 and 1999
--------------------------------------------------

     Real estate rental income for the six months of fiscal year 2000 was $1,695,000, an increase of $12,000, compared to the rental income of $1,683,000 in the six months a year ago. The increase is attributable to rent escalation outpaced the lower tenant requested and third party services.

     Real estate expenses in the first six months of fiscal year 2000 decreased $25,000 (3%) compared to the real estate expense in the first six months of fiscal year 1999. The decrease is due to the capitalization of direct labor and direct materials for new tenant build-outs offset by the legal accruals as mentioned above.

     Depreciation/amortization for the first six months of fiscal year 2000 decreased by $2,000 compared to the same period last year. The decrease is due to assets that were fully depreciated.

     General and administrative expense for the six months of fiscal year 2000 of $47,000 remained at same level as last year.

     Interest expense for the first six months of fiscal year 2000 of $361,000 was $15,000 (4%) lower than that reported in the first six months of fiscal year 1999. The decrease is due to lower outstanding debt and the continuous principal payment throughout the year.

     Income tax benefit for the first six months of fiscal year 2000 was $412,000 compared to the income tax expense of $87,000 for the six months of fiscal year 1999. The recognition of the tax benefit was due to the reversal of tax valuation allowance as mentioned above.

     Preferred stock dividends for the first six months of fiscal year 2000 and 1999 were at the fixed level of $39,000.

     The net income applicable to common stock for the first six months of fiscal year 2000 was $643,000, an increase of $553,000 when compared to the net income of $90,000 for the comparable period last year. The improved earnings are primarily attributable to the reversal of tax valuation allowance, higher rental income, lower operating expense and lower interest expense as mentioned above.

Liquidity and Capital Resources
-------------------------------

     Cash flow provided by operating activities was $307,000 for the six months of fiscal year 2000 compared to the $404,000 for the same period last year. Increase in assets and decrease in other liabilities resulted in lower net cash provided by operating activities. During the six months of fiscal year 2000, Sarnia spent $142,000 in tenant build-outs, paid $253,000 for mortgage principal and $39,000 for preferred stock dividends.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Subject to the need to build a parking garage in response to an expected eminent domain taking of certain portions of Versar Center by the Virginia Department of Transportation, Sarnia expects that it will require $175,000 for capital expenditures to be made during fiscal year 2000. Approximately $150,000 of the $175,000 will be used for remodeling vacant space, and the remaining $25,000 will be used for other miscellaneous capital expenditures. Management believes that funds generated from operations should be sufficient to meet Sarnia's operating needs, including capital expenditures, except for the parking garage which will be financed by the condemnation proceeds or from a lending institution.

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

     In January 2000, the Company received an offer from the VDOT in the amount of $2,272,000 for approximately 2.4 acres of Sarnia's property. After thorough review of the proposal and advice of retained experts, the Company has decided to reject the VDOT offer. The Company will seek to increase the amount of the VDOT offer by negotiation. If unsuccessful, the Company will commence litigation to receive fair compensation.

Impact of Inflation
-------------------

     Sarnia continually seeks to protect itself from the effects of inflation. The majority of its leases provide for annual increases based on fixed percentages or increases in the Consumer
Price Index.

Year 2000
---------

     Certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures and in miscalculations, and is generally referred to as the "Year 2000" problem. Sarnia has upgraded the Company's existing data processing and financial reporting software applications to be Year 2000 ready. Total costs incurred for the Year 2000 ready program is approximately $10,000. Versar, Inc., who provides significant administrative services to Sarnia, has notified the Company that the systems that are involved in such services are Year 2000 ready. To the best of the management's knowledge, there have been no Year 2000 failures at Versar Center and no failure of the Company's tenants or suppliers that had any effect on the Company or its operations.

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



Date: February 11, 2000