Form 10-Q
period 2000-03-31
SARNIA CORP
filed 2000-05-12
CIK 923021

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2000    Commission File Number 0-24108
                              ---------------                          --------


                             SARNIA CORPORATION
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            VIRGINIA                                  54-1215366
-----------------------------------     ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

       6850 Versar Center
       Springfield, Virginia                             22151
-----------------------------------     ---------------------------------------
(Address of principal executive                       (Zip Code)
 offices)

Registrant's telephone number, including area code       (703) 642-6800
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

             Class of Common Stock         Outstanding at April 28, 2000
             ---------------------         -----------------------------
                 no par value                     4,572,545 shares

                               SARNIA CORPORATION

                               INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----

PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

            Balance Sheets as of
            March 31, 2000 and June 30, 1999.                               3

            Statements of Operations for the Three-Month and
            Nine-Month Periods Ended March 31, 2000 and 1999.               4

            Statements of Cash Flows for the Nine-Month Periods
            Ended March 31, 2000 and 1999.                                  5

            Notes to Financial Statements                                 6-7

   ITEM 2 - Management's Discussion and Analysis
            of Financial Condition and Results of Operations             8-10


PART II - OTHER INFORMATION

   ITEM 1 - Legal Proceedings                                              11

   ITEM 6 - Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                 12

                             SARNIA CORPORATION
                               BALANCE SHEETS
                               (In thousands)


                                                        March  31,    June 30,
                                                           2000         1999
                                                        ----------   ----------
                                                        (Unaudited)
ASSETS
  Property and equipment. . . . . . . . . . . . . .     $  17,970    $  17,746
  Accumulated depreciation/amortization . . . . . .        (7,194)      (6,792)
                                                        ----------   ----------
                                                           10,776       10,954

  Cash. . . . . . . . . . . . . . . . . . . . . . .           156          312
  Rents and other receivables . . . . . . . . . . .            81           23
  Prepaid expenses and other assets . . . . . . . .           325          165
                                                        ----------   ----------

          Total assets. . . . . . . . . . . . . . .     $  11,338    $  11,454
                                                        ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Mortgages . . . . . . . . . . . . . . . . . . . .     $   8,911    $   9,292
  Accounts payable. . . . . . . . . . . . . . . . .            92           14
  Accrued salaries. . . . . . . . . . . . . . . . .            23           19
  Deferred income taxes . . . . . . . . . . . . . .         1,652        2,014
  Tenant security deposits. . . . . . . . . . . . .           173          262
  Other liabilities . . . . . . . . . . . . . . . .           326          395
                                                        ----------   ----------
Total liabilities . . . . . . . . . . . . . . . . .        11,177       11,996
                                                        ----------   ----------

  Commitments and contingencies

  Stockholders' Equity (Deficit)
     Preferred stock, $25 par value; Series A
      cumulative convertible; 1,000,000 shares
      authorized; 30,000 shares issued and
      outstanding at March 31, 2000 and
      June 30, 1999 . . . . . . . . . . . . . . . .           750          750
     Common stock, no par value; 20,000,000
      shares authorized; 4,572,545 shares
      issued and outstanding at March 31, 2000
      and June 30, 1999 . . . . . . . . . . . . . .           ---          ---
     Accumulated deficit. . . . . . . . . . . . . .          (589)      (1,292)
                                                        ----------   ----------

          Total stockholders' equity (deficit). . .           161         (542)
                                                        ----------   ----------

          Total liabilities and stockholders'
           equity (deficit) . . . . . . . . . . . .     $  11,338    $  11,454
                                                        ==========   ==========

                   The accompanying notes are an integral part of
                             these financial statements.

                                 SARNIA CORPORATION
                              STATEMENTS OF OPERATIONS
                (Unaudited - in thousands, except per share amounts)


                                 For the Three-Month      For the Nine-Month
                               Periods Ended March 31,  Periods Ended March 31,
                               -----------------------  -----------------------
                                  2000         1999        2000         1999
                               ----------   ----------  ----------   ----------

Real estate rental revenue:.   $     863    $     794   $   2,558    $   2,476
Real estate expenses . . . .         388          348       1,118        1,102
                               ----------   ----------  ----------   ----------
                                     475          446       1,440        1,374

Depreciation/amortization. .         150          146         438          436
General and administrative .          20           24          66           70
                               ----------   ----------  ----------   ----------
Income from real estate. . .         305          276         936          868

Interest expense . . . . . .         176          184         536          560
                               ----------   ----------  ----------   ----------

Income before income taxes .         129           92         400          308

Income tax expense
 (benefit) . . . . . . . . .          50           36        (362)         123
                               ----------   ----------  ----------   ----------
Net income . . . . . . . . .          79           56         762          185

Dividends on preferred
 stock . . . . . . . . . . .          20           20          59           59
                               ----------   ----------  ----------   ----------
Net income applicable to
 common stock. . . . . . . .   $      59    $      36   $     703    $     126
                               ==========   ==========  ==========   ==========

Net income per share
 applicable to common
 stock - basic . . . . . . .   $    0.01    $    0.01   $    0.15    $    0.03
                               ==========   ==========  ==========   ==========

Net income per share
 applicable to common
 stock - diluted . . . . . .   $    0.01    $    0.01   $    0.15    $    0.03
                               ==========   ==========  ==========   ==========

Weighted average number of
 shares outstanding
 - basic . . . . . . . . . .       4,573        4,573       4,573        4,573
                               ==========   ==========  ==========   ==========

Weighted average number of
 shares outstanding
 - diluted . . . . . . . . .       4,688        4,625       4,682        4,625
                               ==========   ==========  ==========   ==========


                 The accompanying notes are an integral part of
                             these financial statements.

                                  SARNIA CORPORATION
                               STATEMENTS OF CASH FLOWS
                              (Unaudited - in thousands)

                                                   For the Nine-Month Periods
                                                          Ended March 31,
                                                   --------------------------
                                                       2000           1999
                                                   -----------    -----------

Cash flows from operating activities
  Net income applicable to common
   stock. . . . . . . . . . . . . . . . . . . .    $      703     $      126
  Adjustments to reconcile net income
   applicable to common stock to net cash
   provided by operating activities
     Depreciation/amortization. . . . . . . . .           438            436
     Deferred tax provision . . . . . . . . . .          (362)           123
                                                   -----------    -----------

       Comparative funds from operations. . . .           779            685

     Preferred stock dividends accrued. . . . .            59             59
     (Increase) decrease in rents and other
       receivables. . . . . . . . . . . . . . .           (58)            18
     Increase in prepaid and other assets . . .          (196)           (43)
     Increase (decrease) in accounts payable. .            78            (22)
     Increase in accrued salaries . . . . . . .             4              7
     Decrease in tenant security deposits
      and other liabilities . . . . . . . . . .          (158)           (35)
                                                   -----------    -----------

Net cash provided by operating activities . . .           508            669
                                                   -----------    -----------

Cash flow used in investing activities
  Improvements to real estate . . . . . . . . .          (224)           (30)
                                                   -----------    -----------

Cash flow used in financing activities
  Mortgage principal payments . . . . . . . . .          (381)          (370)
  Payment to Versar, net. . . . . . . . . . . .           ---           (117)
  Payment of dividend on preferred stock. . . .           (59)           (59)
                                                   -----------    -----------

Net cash flow used in
  financing activities. . . . . . . . . . . . .          (440)          (546)
                                                   -----------    -----------

Net (decrease) increase in cash . . . . . . . .          (156)            93
Cash at beginning of period . . . . . . . . . .           312            139
                                                   -----------    -----------

Cash at end of period . . . . . . . . . . . . .    $      156     $      232
                                                   ===========    ===========


Supplemental disclosure of cash flow information:
  Cash paid during the period for
    Interest. . . . . . . . . . . . . . . . . .    $      537     $      562
    Income taxes. . . . . . . . . . . . . . . .            20            ---


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

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of Management, the information reflects all adjustments necessary for a fair presentation of the Company's financial position as of March 31, 2000 and the results of operations for the nine-month periods ended March 31, 2000 and 1999. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

<PAGE

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


                                For the Three-Month       For the Nine-Month
                              Periods Ended March 31,   Periods Ended March 31,
                              -----------------------   -----------------------
                                  2000        1999          2000        1999
                              ----------- -----------   ----------- -----------

Weighted average common
  shares outstanding . . . .   4,572,545   4,572,545     4,572,545   4,572,545

Assumed exercise of options
  (Treasury stock method). .     115,458      52,316       109,094      52,316
                              ----------- -----------   ----------- -----------

                               4,688,003   4,624,861     4,681,639   4,624,861
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

Third Quarter Comparison for Fiscal Year 2000 and 1999
------------------------------------------------------

     Real estate rental revenue in the third quarter of fiscal year 2000 increased by $69,000 (9%) compared to the third quarter of fiscal year 1999. The increase is due to a higher occupancy rate and increased third party services.

     Real estate expenses in the third quarter of fiscal year 2000 increased by $40,000 (11%) compared to the third quarter of fiscal year 1999. The increase is primarily due to the higher legal costs in addressing the Virginia Department of Transportation eminent domain taking. Refer to properties paragraph on page 10.

     Depreciation/amortization for the third quarter of fiscal year 2000 of $150,000 increased by $4,000 (3%) compared to the $146,000 as reported in the third quarter of fiscal year 1999. The depreciation/amortization increased due to the capitalized tenant improvements in fiscal year 2000.

     General and administrative expense in the third quarter of fiscal year 2000 of $20,000 was $4,000 lower than the third quarter of fiscal year 1999. The decrease is due to lower insurance cost for the quarter.

     Interest expense for the third quarter of fiscal year 2000 was $8,000 (4%) lower than that reported in the third quarter of fiscal year 1999. The decrease is due to the principal payments in the past year.

     Income tax expense for the third quarter of fiscal year 2000 was $50,000 compared to the income tax expense of $36,000 recorded in the same period of last year. The increase is due to the higher income during the quarter. Income tax is recorded at an effective rate of 38%.

     Preferred stock dividends for the third quarter of fiscal year 2000 and 1999 were $20,000 for each of the quarters, respectively.

     The net income applicable to common stock for the third quarter of fiscal year 2000 was $59,000 compared to the net income applicable to common stock of $36,000 in the same time last year.

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

Nine Month Comparison for Fiscal Year 2000 and 1999
---------------------------------------------------

     Real estate rental income for the nine months of fiscal year 2000 was $2,558,000, an increase of $82,000, compared to the rental income of $2,476,000 in the nine months a year ago. The increase is attributable to a 6% increase in rental income of $141,000 reduced by $59,000 of lower tenant requested and third party services.

     Real estate expenses in the first nine months of fiscal year 2000 increased by $16,000 (1%) compared to the real estate expense in the first nine months of fiscal year 1999. The increase is due to increased legal accruals offset by capitalized labor and direct materials for new tenant build-outs.

     Depreciation/amortization for the first nine months of fiscal year 2000 increased by $2,000 compared to the same period last year. The increase is due to additional leasehold improvements during fiscal year 2000.

     General and administrative expense for the nine months of fiscal year 2000 of $66,000 was $4,000 lower than the nine months of fiscal year 1999, due to lower insurance costs.

     Interest expense for the first nine months of fiscal year 2000 of $536,000 was $24,000 (4%) lower than that reported in the first nine months of fiscal year 1999. The decrease is due to lower outstanding debt and the continuous principal payment throughout the year.

     Income tax benefit for the first nine months of fiscal year 2000 was $362,000 compared to the income tax expense of $123,000 for the nine months of fiscal year 1999. The recognition of the tax benefit was due to the reversal of tax valuation allowance in the second quarter due to the stable profitability and solidified rent rolls. Refer to Income Taxes in Note B.

     Preferred stock dividends for the first nine months of fiscal year 2000 and 1999 were at the fixed level of $59,000.

     The net income applicable to common stock for the first nine months of fiscal year 2000 was $703,000, an increase of $577,000 when compared to the net income of $126,000 for the comparable period last year. The improved earnings are primarily attributable to the reversal of tax valuation allowance, higher rental income, lower operating expense and lower interest expense as mentioned above.

Liquidity and Capital Resources
-------------------------------

     Cash flow provided by operating activities was $508,000 for the nine months of fiscal year 2000 compared to the $669,000 for the same period last year. Increase in assets and decrease in other liabilities resulted in lower net cash provided by operating activities. During the nine months of fiscal year 2000, Sarnia spent $224,000 in tenant build-outs, paid $381,000 for mortgage principal and $59,000 for preferred stock dividends.

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

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

     Subject to the need to build a parking garage in response to an eminent domain taking of certain portions of Versar Center by the Virginia Department of Transportation, Sarnia expects that it will require $50,000 for capital expenditures to be made during the remaining portion of fiscal year 2000. Approximately $25,000 of the $50,000 will be used for remodeling vacant space, and the remaining $25,000 will be used for other miscellaneous capital expenditures. Management believes that funds generated from operations should be sufficient to meet Sarnia's operating needs, including capital expenditures, except for the parking garage which will be financed by the condemnation proceeds or from a lending institution.

Properties
----------

     In connection with the improvements and expansion of the Springfield interchange highway system, the Virginia Department of Transportation (VDOT) plans include the taking of approximately 2.4 acres of Sarnia's property. In addition, the Company has been informed that additional easements will be sought for fire protection water mains. The Company has retained counsel and other professional assistance in determining the effect of such change on the property, its value to Sarnia and any actions which are required to maintain Versar Center as an attractive property to existing and prospective tenants.

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

     In January 2000, the Company received an offer from the VDOT in the amount of $2,272,000 for approximately 2.4 acres of Sarnia's property. Nothing has yet been offered for the fire protection water main easements. After thorough review of the proposal and advice of retained experts, the Company has decided to reject the VDOT offer. The Company will seek to increase the amount of the VDOT offer by negotiation. If unsuccessful, the Company will commence litigation to receive fair compensation.

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


Date: May 12, 2000