Form 10-K
period 2000-06-30
SARNIA CORP
filed 2000-09-25
CIK 923021

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                                       COMMISSION FILE
     JUNE 30, 2000                                                                NO. 0-24108

                               ------------------
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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 1, 2000 was approximately $2,268,564.

           The number of shares of Common Stock outstanding as of September 1, 2000 was 4,572,545.

           The Exhibit Index is located on Pages 14 through 15 hereof.

                          ----------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding cost controls and reductions, the expected annual rent escalations, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and the possibility of tenants continuing to renew their leases or the Company's ability to attract new tenants. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and regional specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; failure to obtain additional compensation in a condemnation proceeding, and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

           Sarnia Corporation ("Sarnia" or "the Company") is the owner and operator of commercial real estate. Its sole asset is an office park of approximately 15.76 acres located in Springfield, Virginia known as Versar Center. Sarnia was incorporated in Virginia on November 22, 1982 (under the name of Versar Virginia, Inc.) to acquire property from its then parent corporation, Versar, Inc. ("Versar"), in order to own, develop and manage the Versar Center complex. On June 30, 1994, Versar spun-off Sarnia to Versar's shareholders on the basis of one share of Sarnia common stock for every outstanding share of Versar common stock. Sarnia is now a public company traded on the over-the-counter market.

           Versar Center consists of two four-story office buildings: the 6850 Building (approximately 108,000 square feet) which was constructed in 1982, and the 6800 Building (approximately 110,000 square feet) which was constructed in 1986. Since 1996, the interior of the 6850 Building has been extensively reconditioned and upgraded. At the end of June 2000, the 6850 Building was 98% leased and the 6800 Building was 88% leased. Versar and National Capital Preferred Provider Organization, Inc. ("NCPPO") are the major tenants leasing approximately 88% of the 6850 Building and have leases which terminate in May 2009 and June 2005, respectively. Four major tenants, the General Services Administration ("GSA"), Cornet, C-Cubed Corporation and SAIC, lease approximately 58% of the 6800 Building and have leases which terminate between April 2003 and December 2009.

           In the third quarter of fiscal year 2000, the Company received an offer from the Virginia Department of Transportation ("VDOT") of approximately $2,300,000 for approximately 2.54 acres of Sarnia's property and easements. After thorough review of the proposal and advice of retained experts, the Company has decided to reject the VDOT offer. As a matter of law, VDOT takes legal possession of the property under eminent domain, yet because the Company has not agreed to the damage assessed by VDOT, the Company is seeking additional compensation. The Company is seeking to increase the amount of the VDOT offer by negotiation. If unsuccessful, the Company will commence litigation to receive fair compensation.

           The Company recorded a gain on the condemnation of property of approximately $2,196,000 during fiscal year 2000. The proceeds of $2,287,000 from the condemnation are restricted by the first mortgage with I.D.S. Life Insurance Company ("IDS") for the purpose of correcting damage caused by the VDOT condemnation. The Company will be required to build a new parking garage and access road to the 6800 building. The Company estimates that it will cost approximately $3,000,000 to complete the project. The Company is seeking additional compensation from VDOT for the shortfall and is also seeking alternate financing sources in the event the Company is not successful with VDOT or if the timing of the construction is prior to settlement with VDOT.

           Sarnia believes that the relatively stable employment base provided by the federal government, supplemented by robust technical business growth in the region, makes Versar Center an attractive real estate investment. Because of the presence of the federal government and the growth of technical business, the area has attracted a high percentage of professional workers which provide the region with a private sector labor force base particularly suited to an increasingly service-oriented national economy.

           The Washington, D.C. metropolitan area has had the sixth highest employment base in the nation. Population and employment growth in this metropolitan area have historically moved outward from the District of Columbia, first to the immediate suburbs, and then to the adjacent counties, with Montgomery County in Maryland and Fairfax County in Virginia absorbing most of the growth.

           Fairfax County, in which Versar Center is located, has experienced growth in terms of residential, commercial and industrial development. In the past three years, the regional economy, especially in Northern Virginia and Fairfax County has become robust. That growth, combined with the past lack of new buildings under construction, has led to an increase in occupancy and generally higher rentals for vacant or renewed office space.

           Versar Center competes for tenants with other properties throughout Springfield and central Fairfax County. Competition for tenants is based on location and rent charged. The success of Sarnia depends on, among other factors, the trends of the economy in the Washington, D.C. metropolitan area, government spending and the ability of Sarnia to keep Versar Center leased at profitable levels while controlling operating costs.

           Sarnia's staff perform the actual day-to-day management functions of Versar Center, including maintenance of the property and equipment, tenant build-outs and other facilities management functions.

OPERATING DATA

           The occupancy rate for the 6850 Building for fiscal years 2000 through 1996 was 98%, 98%, 98%, 98% and 93%, respectively. The occupancy rate for the 6800 Building for fiscal years 2000 through 1996 was 88%, 89%, 100%, 97% and 94%, respectively.

           The principal tenants in the 6800 Building and the 6850 Building are as follows: environmental consultants, government agencies, government contractors, a computer software assembly firm, a health care provider organization and other various service businesses. Versar and NCPPO are the only tenants which occupy more than 10% of the total rentable space in the 6850 Building. Versar's principal business is environmental engineering and consulting, and NCPPO is a national health care provider. C-Cubed Corporation, Cornet, and GSA each occupy more than 10% of the rentable space in the 6800 Building. The loss of any of these tenants, if not replaced on substantially similar terms, would have an adverse effect on Sarnia's results of operations and financial condition.

           Versar has lease agreements with Sarnia for 68,414 square feet of office space in the 6850 Building, and 3,517 square feet of storage space in the 6800 Building, at an aggregate annual rent of $1,111,000. Both leases expire on May 31, 2009. The lease on the 6850 Building has an annual 2% escalation in rent costs with fair market adjustment on June 1, 2004. The lease on the 6800 Building is subject to 2% annual rent escalation. There are no renewal options in the leases.

           With respect to the 6850 Building, the average effective annual rental per square foot was $15.36, $15.18, $14.60, $14.02 and $13.59 for fiscal years 2000, 1999, 1998, 1997 and 1996, respectively. With respect to the 6800 Building, the average effective annual rental per square foot was $13.35, $13.04, $13.13, $12.60 and $11.76 for fiscal years 2000, 1999, 1998, 1997 and
1996, respectively. In addition, the average net rental rates per square foot for both buildings were $8.44, $7.98, $7.40, $7.01, and $6.09 for fiscal years 2000, 1999, 1998, 1997 and 1996, respectively. The net rental rates per square foot for Versar alone, as a significant tenant, were $8.06, $8.43, $7.85,

$7.83 and $6.88 for fiscal years 2000, 1999, 1998, 1997 and 1996, respectively.
The average effective annual rental per square foot is derived using annual rental income divided by occupied square feet. The net rental rate represents the difference between income per square foot and operating expense per square foot.

           The following table sets forth the schedule of the lease expirations for each of the ten years commencing with calendar year 2001:

                                                                                            Percent of Gross
                    Number of Tenants     Total Square                 Annual Rent                Rent
                      Whose Leases        Feet Covered                 Represented             Represented
 Year                  Will Expire          by Leases                   by Leases               by Leases
------              -----------------     ------------                 -----------          ----------------
2001                        2                 6,100                    $    96,400                   3.2%
2002                        1                 1,375                    $    23,000                   0.7%
2003                        2                 6,985                    $   116,000                   3.8%
2004                        6                43,557                    $   731,000                  24.3%
2005                        4                60,645                    $   845,000                  28.0%
2006                       --                  ---                            ---                     ---
2007                       --                  ---                            ---                     ---
2008                       --                  ---                            ---                     ---
2009                        2                77,131                    $ 1,203,000                  39.9%

           The following table sets forth information with respect to the 6850 Building and the 6800 Building regarding tax depreciation:

                                       Original
                                         Cost           Rate              Method                  Life
                                    -------------       ----              ------                  ----
6850 Building                       $   6,072,575       6.70%          Straight-line               15

Capitalized Interest                $     750,179                    Fully depreciated
(6850 Building)

Land                                $     559,710                 Land is nondepreciable

Leaseholds to                       $     578,428       3.17%          Straight-line             31.5/39
6850 Building

6800 Building                       $   8,325,674       5.26%              ACRS                    19
                                                                       Straight-line

Capitalized Interest                $     584,179      10.00%          Straight-line               10
(6800 Building)

Leaseholds to                       $     848,840       3.17%          Straight-line             31.5/39
6800 Building

Equipment                           $      40,982       8.93%              Double                   7
                                                                         declining
                                                                          balance

Security System to                  $      53,002       5.26%          Straight-line               19
6850 Building

Security System to                  $      51,520       5.26%          Straight-line               19
6800 Building

           The real property tax rate is $1.23 per $100 of assessed value. Annual real property taxes for 2000 were approximately $87,000 and $97,000 for the 6850 Building and the 6800 Building, respectively.

EMPLOYEES

           At June 30, 2000, Sarnia employed seven (7) full time employees. Sarnia considers relations with its employees to be good. No employees are represented by labor unions.

EXECUTIVE OFFICERS AND DIRECTORS

           The current executive officers and directors of Sarnia, their ages as of September 1, 2000, their current offices or positions and their business experience for the past five years are set forth below.

Name                                                 Age                        Business Experience
----                                                 ---                        -------------------
                                                                                During Last Five Years
                                                                                ----------------------
                                                                                and Other Information
                                                                                ---------------------
Charles I. Judkins, Jr.                              69                         PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                                                President and Chief Executive Officer
                                                                                from June 1994 to present; Retired former
                                                                                Senior Vice President of Versar from
                                                                                August 1992 to May 1993; Senior Vice
                                                                                President and Chief Financial Officer
                                                                                of Versar from July 1991 to August 1992.

Benjamin M. Rawls                                    59                         CHAIRMAN OF THE BOARD
                                                                                Chairman of the Board since November
                                                                                1993 and President and Chief Executive
                                                                                Officer of Versar since April 1991.

Lawrence W. Sinnott                                  38                         TREASURER
                                                                                Chief Financial Officer and Treasurer of
                                                                                Versar from May 1994 to present;
                                                                                Treasurer and Controller of Versar from
                                                                                June 1992 to April 1994.

William G. Denbo                                     57                         VICE PRESIDENT AND GENERAL MANAGER
                                                                                Maintenance Supervisor and general
                                                                                manager of Sarnia Corporation for the
                                                                                past five years.

Gerald T. Halpin                                     77                         DIRECTOR
                                                                                President, WEST*GROUP Management
                                                                                LLC, a real estate development and
                                                                                construction firm and its predecessors,
                                                                                since 1962.

Name                                                 Age                        Business Experience
----                                                 ---                        -------------------
                                                                                During Last Five Years
                                                                                ----------------------
                                                                                and Other Information
                                                                                ---------------------
Michael Markels, Jr.                                 74                         DIRECTOR
                                                                                Chairman, President and CEO of Ocean
                                                                                Farming, Inc. since 1995. Co-founder
                                                                                of Versar; Chairman Emeritus and Director
                                                                                of Versar; retired former Chairman of the
                                                                                Board of Versar from March 1991 to November 1993.

Thomas G. Hotz                                       40                         DIRECTOR
                                                                                Partner, HMG Realty Advisors, since
                                                                                January 1, 1999; Partner, Magnum Capital
                                                                                Partners, L.L.C., September 1, 1996 through
                                                                                December 31, 1998; Managing Director of
                                                                                Julian J. Studley, Inc., a national real estate
                                                                                firm, from 1989 through 1996.

James N. Schwarz                                     55                         DIRECTOR
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

ITEM 2. PROPERTIES

           Versar Center is located at the east end of the 6900 block of Hechinger Drive in Springfield, Virginia, one-half mile northwest of the intersection of the Capital Beltway (I-495) and Shirley Highway (I-395). The 6800 Building and the 6850 Building, the two four-story office buildings in Versar Center, are located on a property encompassing 15.76 acres. The 6850 Building has approximately 108,000 usable square feet, and the 6800 Building has approximately 110,000 usable square feet. The property site is just inside the Capital Beltway, approximately 14.5 miles southwest of downtown Washington, D.C.

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

           The 6800 Building and the 6850 Building are secured by a first deed of trust in favor of IDS. Refer to Footnote D on Page F-7 for details.

           In connection with the improvements and expansion of the Springfield interchange highway system, the VDOT took approximately 2.54 acres of Sarnia's property. In addition, additional easements for fire protection water mains. The Company retained counsel and other professional assistance in determining the effect of such change on the property, its value to Sarnia and any actions which are required to maintain Versar Center as an attractive property to existing and prospective tenants.

           By law, VDOT is required to pay fair market value for the property that it acquires and damages to the remaining property, either by negotiation or by exercise of its powers of eminent domain. Sarnia has employed the services of an expert real estate appraiser as well as a professional engineer to aid in the determination of the appropriate value of the acquisition and any adverse impact on the remainder of the property.

           In the third quarter of fiscal year 2000, the Company received an offer from VDOT for approximately $2,300,000 for approximately 2.54 acres of Sarnia's property and easements. After thorough review of the proposal and advice of retained experts, the Company has decided to reject the VDOT offer. As a matter of law, VDOT takes legal possession of the property under eminent domain, yet because the Company has not agreed to the damage assessed by VDOT, the Company is seeking additional compensation. The Company is seeking to increase the amount of the VDOT offer by negotiation. If unsuccessful, the Company will commence litigation to receive fair compensation.

ITEM 3. LEGAL PROCEEDINGS

           Sarnia is not a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal year 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

           At June 30, 2000, the Company had 709 stockholders of record, excluding stockholders whose shares were held in nominee name.

           The Company's common stock is traded on the over-the-counter market. There is no established public trading market for the Company's common stock and trades in the stock are sporadic. The quarterly high and low actual trade prices without adjustments for mark-ups, mark-downs, or commissions during fiscal years 2000 and 1999 are presented below.

           Fiscal Year                                                  High              Low
-----------------------------                                         --------         --------
2000               4th Quarter..........................              $ 0.6500         $ 0.5800
                   3rd Quarter..........................                0.6875           0.6000
                   2nd Quarter..........................                0.7500           0.5700
                   1st Quarter..........................                0.6875           0.4800

1999               4th Quarter..........................              $ 0.6000         $ 0.4500
                   3rd Quarter..........................                0.5000           0.4063
                   2nd Quarter..........................                0.5100           0.3750
                   1st Quarter..........................                0.8125           0.5000

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

                                                                           Years Ended June 30,
                                            ---------------------------------------------------------------------------------
                                                2000             1999              1998              1997              1996
                                            ----------        ---------         ---------        ----------         ---------
                                                                  (In thousands, except per share data)
Statement of Operations related data:

Real estate rental revenue                  $    3,487        $   3,256         $   3,127        $    2,911         $  2,771

Net income (loss)                                2,206              259               149                84             (235)

Net income (loss) applicable
  to common stock                                2,127              180                70                 5             (269)

Balance Sheet related data:

Total assets                                    13,480           11,454            11,847            12,308           12,762

Short-term debt                                    527              512               495               480              452
Long-term debt                                   8,255            8,780             9,292             9,787           10,287
                                            ----------        ---------         ---------        ----------         ---------
Total debt                                       8,782            9,292             9,787            10,267           10,739

Total stockholders' equity
  (deficit)                                      1,585             (542)             (722)             (792)            (797)

Earnings per share information:

Net income (loss) per share
  applicable to common stock                $     0.45        $    0.04         $    0.02        $        -         $  (0.06)

Weighted average number of
  shares outstanding - diluted                   4,681            4,665             4,664             4,603            4,573
                                            ==========        =========         =========        ==========         =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding cost controls and reductions, the expected annual rent escalations, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, and the possibility of tenants continuing to renew their leases or the Company's ability to attract new tenants. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and specific regional economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; failure to obtain additional compensation in a condemnation proceeding, and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

           Real estate revenue in fiscal year 2000 of $3,487,000 was $231,000 (7%) higher than the $3,256,000 of real estate revenue reported in 1999. The increase was due to rent escalations. The average occupancy rate for the two buildings in fiscal year 2000 was 93%. Real estate revenue in fiscal year 1999 of $3,256,000 was $129,000 (4%) higher than the $3,127,000 of real estate revenue reported in fiscal year 1998. The increase in fiscal year 1999 was attributable to rent escalations and increased occupancy rates in both buildings.

           Real estate expense in fiscal year 2000 of $1,546,000 was 9% higher than the $1,422,000 reported in fiscal year 1999. The increase was due to higher real estate taxes and legal expenses associated with the VDOT eminent domain taking in fiscal year 2000. Real estate expenses in fiscal year 1999 of $1,422,000 were $3,000 higher than the $1,419,000 of expense reported in fiscal year 1998. The increase was due to higher real estate taxes offset, in part, by lower utility costs.

           Depreciation/amortization expenses in fiscal year 2000 of $576,000 were $4,000 (1%) lower than depreciation/amortization expenses of $580,000 in fiscal year 1999. The decrease was due to fully amortized assets during the year that outpaced capital expenditures. Depreciation/amortization expenses in fiscal year 1999 were $580,000, an increase of $7,000 (1%) when compared to fiscal year 1998. The increase was due to the depreciation of building improvements made during the year.

           General and administrative expenses were $90,000, $94,000 and $94,000 for fiscal years 2000, 1999 and 1998, respectively. General and administrative expenses consist of administrative services provided by Versar at a fixed annual fee of $36,000 (refer to Note B on page F-6) and property and general liability insurance. Reduced insurance rates caused the decrease in general and administrative expenses in fiscal year 2000.

           In fiscal year 2000, the Company recorded a gain from the condemnation of property by VDOT in the amount of $2,196,000. (Refer to Note H).

           Interest expense of $710,000 in fiscal year 2000 was $32,000 (4%) lower compared to interest expense of $742,000 in fiscal year 1999. Interest expense in fiscal year 1999 decreased by $51,000 (6%) when compared to fiscal year 1998. These decreases were due to the principal payments made in fiscal years 2000 and 1999.

           Income tax expenses were $555,000, $159,000, and $99,000 for fiscal years 2000, 1999 and 1998, respectively. The increase in income tax expense in fiscal year 2000 was due to taxes recorded on the gain from the VDOT condemnation of a portion of the Company's property offset by the reversal of the $514,000 valuation allowance maintained in fiscal year 1999.

           Sarnia recorded $79,000 of preferred stock dividends in each of the fiscal years 2000, 1999 and 1998. Preferred stock dividends are paid quarterly, on the first day of March, June, September and December of each year.

           The net income applicable to common stock in 1999 was $2,127,000, an increase of $1,947,000 over that reported in fiscal year 1999. The increase was attributable to the condemnation proceeds for a portion of the property. The net income applicable to common stock was $180,000 in fiscal year 1999 compared to net income applicable to common stock of $70,000 in fiscal year 1998. The significant improvements in net income were attributable to the combination of higher rental revenue, controlled operating expenses, and lower interest expense in fiscal years 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

           Cash flow provided by operating activities was $659,000, $900,000 and $674,000 for fiscal years 2000, 1999 and 1998, respectively. The decrease is due to an increase in brokerage commissions, which are amortized over the life of the lease and reduced rental deposits. Principal payments on the mortgages for fiscal years 2000, 1999 and 1998 were $510,000, $495,000 and $480,000, respectively.

           Sarnia has a first mortgage of $9 million with I.D.S. Life Insurance Company at the fixed rate of 7.75% that is being amortized over twenty-two years with a balloon payment due in February 2003.

           Sarnia has a $1.5 million five year term loan with NationsBank. The loan is guaranteed by Versar, Inc. and bears interest at the five-year Treasury Rate plus three hundred (300) basis points per annum (currently 9%), but not to exceed 9% per annum. The note matures in five years with $300,000 principal payment per year starting July 1, 1997. As of June 30, 2000, the outstanding balance on the loan was $600,000.

           Sarnia expects that it will require approximately $3,000,000 for capital expenditures to be made during fiscal year 2001. It is anticipated that a majority of the expenditures will be used to construct a parking garage and access road due to the VDOT condemnation of a portion of the property.

           Management believes that funds generated from rents should be sufficient to meet Sarnia's operating needs. The proceeds of $2,287,000 from the condemnation are restricted for the purpose of correcting damage caused by the condemnation by VDOT. The Company will be required to build a new parking garage and access road to the 6800 building. The Company estimates that it will cost approximately $3,000,000 to complete the project. The Company is seeking additional compensation from VDOT for the shortfall and is also seeking alternate financing sources in the event the Company is not successful with VDOT or if the timing of the construction is prior to settlement with VDOT.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information required by this item with respect to directors of the Company will be contained in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the Company's 2000 fiscal year and is incorporated herein by reference.

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

                      a) Report of Independent Public Accountants

                      b) Balance Sheets as of June 30, 2000 and 1999

                      c) Statements of Operations for the Years Ended
                         June 30, 2000, 1999 and 1998

                      d) Statements of Changes in Stockholders' Deficit
                         for the Years Ended June 30, 2000, 1999 and
                         1998

                      e) Statements of Cash Flows for the Years Ended
                         June 30, 2000, 1999 and 1998


                      f) Notes to Financial Statements

           (2) Financial Statement Schedules:

                      There are no financial statement schedules applicable to the Company.

           (3) Exhibits:

                      The exhibits to this Form 10-K are set forth in a separate
                      Exhibit Index which is included on page 14 of this report.

(B) Reports on Form 8-K

                      No reports were filed on Form 8-K during the Company's last quarter of fiscal year 2000.

                                  EXHIBIT INDEX

                                                                                                                Page Number/
Item No.                          Description                                                                      Reference
--------                          -----------                                                                      ----------
   1         Sarnia Corporation Information Statement for distribution to shareholders of
             Versar, Inc., the outstanding shares of its wholly-owned subsidiary, Sarnia
             Corporation, dated June 30, 1994 ..............................................................       (A),(B)

   3.1       Articles of Incorporation of Sarnia Corporation, as amended ...................................           (D)

   3.2       Bylaws of Sarnia Corporation ..................................................................           (A)

  10.5       Amended and Restated Office Lease, dated June 22, 1995, between the Registrant
             and Versar, Inc. ..............................................................................           (C)

  10.6       Office Lease Agreement, dated October 28, 1994, between the Registrant and
             National Capital Preferred Provider Organization, Inc. ........................................           (C)

  10.7       Office Lease Agreement, dated October 28, 1994, between the Registrant and
             Integrated Behavioral Care, Inc. ..............................................................           (C)

  10.8       Sarnia 1994 Stock Option Plan .................................................................           (C)

  10.9       The Riggs National Bank of Washington D.C.'s letter dated, September 15, 1995, modifying certain provisions of the Revolving Loan and Security Agreement, dated
             April 9, 1994 .................................................................................           (C)

 10.10       Promissory Note, dated January 25, 1996, between the Registrant and IDS Life
             Insurance Company .............................................................................           (D)

 10.11       Term Note, dated January 25, 1996, between the Registrant and The Riggs
             National Bank of Washington, D.C. .............................................................           (D)

 10.12       Deed of Trust Note, dated January 25, 1996, between the Registrant and The
             Riggs National Bank of Washington, D.C. .......................................................           (D)

 10.13       Preferred Stock Purchase Agreement, as amended.................................................           (D)

 10.14       Promissory Note, dated March 27, 1997, between the Registrant and the
             NationsBank N.A. ..............................................................................           (E)

    27       Financial Data Schedule........................................................................

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


                                                 SARNIA CORPORATION
                                    --------------------------------------------

                                                    (Registrant)

                                    /S/ Charles I. Judkins, Jr.
Date:  September 15, 2000           --------------------------------------------
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

SIGNATURES                                                          TITLE                            DATE
----------                                                          -----                            ----
/S/ Charles I. Judkins, Jr.                                         President & CEO                  September 15, 2000
-----------------------------------------------------
Charles I. Judkins, Jr.

/S/ Benjamin M. Rawls                                               Chairman & Director              September 15, 2000
-----------------------------------------------------
Benjamin M. Rawls

/S/ Lawrence W. Sinnott                                             Treasurer and Principal          September 15, 2000
-----------------------------------------------------               Accounting Officer
Lawrence W. Sinnott

/S/ Michael Markels, Jr.                                            Director                         September 15, 2000
-----------------------------------------------------
Michael Markels, Jr.

/S/ Gerald T. Halpin                                                Director                         September 15, 2000
-----------------------------------------------------
Gerald T. Halpin

/S/ Thomas G. Hotz                                                  Director                         September 15, 2000
-----------------------------------------------------
Thomas G. Hotz

/S/ James N. Schwarz                                                Director                         September 15, 2000
-----------------------------------------------------
James N. Schwarz

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders of Sarnia Corporation:

We have audited the accompanying balance sheets of Sarnia Corporation (a Virginia corporation) as of June 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the three years ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sarnia Corporation as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the three years ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.



                                                /S/ Arthur Andersen LLP
                                                --------------------------------
                                                Arthur Andersen LLP


Vienna, VA
September 8, 2000

                               SARNIA CORPORATION
                                 BALANCE SHEETS



                                                                                        June 30,
                                                                               ----------------------------
                                                                                   2000             1999
                                                                                ----------       ----------
                                                                                        (In thousands)
ASSETS
    Property and equipment....................................                  $  17,865        $   17,746
    Accumulated depreciation/amortization.....................                     (7,322)           (6,792)
                                                                                ----------       -----------
                                                                                   10,543            10,954

    Cash          ............................................                        172               312
    Restricted cash (see Note H)..............................                      2,287               ---
    Rents and other receivables, net..........................                         69                23
    Prepaid expenses and other assets.........................                        409               165
                                                                                ---------        -----------

                  Total assets................................                  $  13,480        $   11,454
                                                                                =========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Mortgages     ............................................                  $   8,782        $    9,292
    Accounts payable..........................................                         35                14
    Accrued salaries..........................................                         23                19
    Deferred income taxes.....................................                      2,509             2,014
    Tenant security deposits..................................                        158               262
    Other liabilities.........................................                        388               395
                                                                                ---------        -----------
                  Total liabilities...........................                     11,895            11,996
                                                                                ---------        -----------

    Commitments and contingencies

    Stockholders' Equity (Deficit)
       Preferred stock, $25 par value; Series A
                  cumulative convertible; 1,000,000 shares
                  authorized; 30,000 shares issued and
                  outstanding at June 30, 2000 and
                  June 30, 1999...............................                        750               750
       Common stock, no par value; 20,000,000 shares
                  authorized at June 30, 2000 and 1999;
                  4,572,545 shares issued and outstanding
                  at June 30, 2000 and 1999...................                        ---               ---
       Accumulated equity (deficit)...........................                        835            (1,292)
                                                                                ---------        -----------

                  Total stockholders'
                      equity (deficit)........................                      1,585              (542)
                                                                                ---------        -----------

                  Total liabilities and
                      stockholders' equity (deficit)..........                  $  13,480        $   11,454
                                                                                =========        ===========


   The accompanying notes are an integral part of these financial statements.

                               SARNIA CORPORATION
                            STATEMENTS OF OPERATIONS

                                                  Years Ended June 30,
                                        -----------------------------------------
                                            2000           1999           1998
                                        -----------     -----------    ----------
                                        (In thousands, except per share data)
Real estate rental revenue ...........   $ 3,487        $ 3,256       $ 3,127
Real estate expenses .................     1,546          1,422         1,419
                                         -------        -------       -------
                                           1,941          1,834         1,708

Depreciation/amortization ............       576            580           573
General and administrative ...........        90             94            94
Gain from condemnation of property
  (see Note H) .......................    (2,196)           ---           ---
                                         -------        -------       -------
Income from real estate ..............     3,471          1,160         1,041

Interest expense .....................       710            742           793
                                         -------        -------       -------
Net income before income taxes .......     2,761            418           248

Income tax expense ...................       555            159            99
                                         -------        -------       -------
Net income ...........................     2,206            259           149

Dividends on preferred stock .........        79             79            79
                                         -------        -------       -------
Net income applicable to common
 stock ...............................   $ 2,127        $   180       $    70
                                         =======        =======       =======
Net income per share applicable to
 common stock - basic ................   $  0.47        $  0.04       $  0.02
                                         =======        =======       =======
Net income per share applicable to
  common stock - diluted .............   $  0.45        $  0.04       $  0.02
                                         =======        =======       =======
Weighted average number of
     shares outstanding - basic ......     4,573          4,573         4,573
                                         =======        =======       =======
Weighted average number of
     shares outstanding - diluted ....     4,681          4,665         4,664
                                         =======        =======       =======


   The accompanying notes are an integral part of these financial statements.

                               SARNIA CORPORATION
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                      Common Stock                                      Total
                                          ------------------------------------                          Stock-
                                                                                    Accumulated         holders'
                                 Preferred        Number of                           Equity            Equity
                                  Stock            Shares             Amount         (Deficit)         (Deficit)
                                -----------       ---------          --------       -----------       -----------
                                                        Years Ended June 30, 2000, 1999, 1998
                               ----------------------------------------------------------------------------------
                                                          (In thousands, except share data)
Balance, June 30, 1997 ......   $      750        4,572,545          $   ---        $   (1,542)       $     (792)
                                -----------       ---------          --------       -----------       -----------
Net income ..................          ---              ---              ---               149               149

Preferred stock dividends ...          ---              ---              ---               (79)              (79)
                                -----------       ---------          --------       -----------       -----------

Balance, June 30, 1998 ......   $      750        4,572,545          $   ---        $   (1,472)       $     (722)
                                -----------       ---------          --------       -----------       -----------
Net income ..................          ---              ---              ---               259               259

Preferred stock dividends ...          ---              ---              ---               (79)              (79)
                                -----------       ---------          --------       -----------       -----------

Balance, June 30, 1999 ......   $      750        4,572,545          $   ---        $   (1,292)       $     (542)
                                ===========       =========          ========       ===========       ===========

Net income ..................          ---              ---              ---             2,206             2,206

Preferred stock dividends ...          ---              ---              ---               (79)              (79)
                                -----------       ---------          --------       -----------       -----------

Balance, June 30, 2000 ......    $     750        4,572,545          $   ---        $      835        $    1,585
                                ===========       =========          ========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                               SARNIA CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                          Years Ended June 30,
                                                             -----------------------------------------
                                                                 2000           1999           1998
                                                                -------        -------        -------
                                                                           (In thousands)
Cash flow from operating activities
    Net income applicable to common stock ...............       $ 2,127        $   180        $    70
    Adjustments to reconcile net income
      applicable to common stock to net cash
      provided by operating activities
         Gain from VDOT condemnation ....................        (2,196)           ---            ---
         Depreciation/amortization ......................           576            580            573
         Increase in deferred taxes .....................           495            159             99
                                                                -------        -------        -------
           Comparative funds from operations ............         1,002            919            742

         Preferred stock dividend accrued ...............            79             79             79
         Provision for doubtful accounts receivable .....            (3)             5              5
         (Increase) decrease in rents and other
           receivables ..................................           (43)            50            (20)
         Increase in prepaid expenses and other assets ..          (290)           (33)           (33)
         Increase (decrease) in accounts payable ........            21            (18)          (133)
         Increase in accrued salaries ...................             4              1              1
         (Decrease) increase in other liabilities
           and security deposits ........................          (111)          (103)            33
                                                                -------        -------        -------

Net cash provided by operating activities ...............           659            900            674
                                                                -------        -------        -------
Cash flow from investing activities
    Restricted proceeds from VDOT condemnation ..........        (2,287)           ---            ---
    Improvements to real estate .........................          (210)           (36)           (20)
    Disposition of property and equipment ...............         2,287            ---            ---
                                                                -------        -------        -------

Net cash used in investing activities ...................          (210)           (36)           (20)
                                                                -------        -------        -------
Cash flow from financing activities
    Principal payments on debt ..........................          (510)          (495)          (480)
    Payment to Versar, net ..............................           ---           (117)           (52)
    Payment of dividend on preferred stock ..............           (79)           (79)           (79)
                                                                -------        -------        -------

Net cash used in financing activities ...................          (589)          (691)          (611)
                                                                -------        -------        -------
Net (decrease) increase in cash and cash
  equivalents ...........................................          (140)           173             43
Cash at beginning of period .............................           312            139             96
                                                                -------        -------        -------

Cash at end of period ...................................       $   172        $   312        $   139
                                                                =======        =======        =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for
      Interest ..........................................       $   711        $   745        $   808
      Taxes .............................................            20              4            ---

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

Cash and cash equivalents: For purposes of these statements, cash and cash equivalents consist of government treasury bills and time deposits with a maturity of ninety days or less.

Accounts receivable: It is the Company's policy to provide reserves for the collectibility of accounts receivable when it is determined that it is probable that the Company will not collect all amounts due and the amount of reserve requirement can be reasonably estimated. Allowance for doubtful accounts were $7,447 and $10,000 for the fiscal years ended June 30, 2000 and 1999, respectively.

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

                               SARNIA CORPORATION

           The following is a reconciliation of weighted average shares outstanding for basic net income per share to diluted net income per share in thousands:

                                                  Years Ended June  30,
                                             -------------------------------
                                              2000        1999        1998
                                             ------      ------      -------
                                                     (In thousands)
Weighted average shares outstanding
  for basic ...............................   4,573       4,573       4,573

Effect of assumed exercise of stock
  options .................................     108          92          91
                                             ------      ------      -------

Weighted average shares outstanding for
  diluted .................................   4,681       4,665       4,664


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

NOTE C PROPERTY AND EQUIPMENT


                                               Estimated                                          June 30,
                                              Useful Life                               -----------------------
                                                in Years                                  2000               1999
                                             -------------                              ---------         ---------
                                                                                               (In thousands)
Land................................               ---                                  $     560         $     650
Buildings...........................               40                                      15,733            15,733
Equipment...........................                5                                         146               136
Leasehold improvements..............        Life of Lease                                   1,426             1,227
                                                                                        ---------         ---------
                                                                                           17,865            17,746
Accumulated depreciation
and amortization....................                                                       (7,322)           (6,792)
                                                                                        ---------         ---------
                                                                                        $  10,543         $  10,954
                                                                                        =========         =========

           Depreciation and amortization of property and equipment included as expense in the accompanying Statements of Operations was $530,000, $525,000, and $521,000 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. Amortization of brokerage fees of $46,000, $55,000, and $52,000 were included in the Statements of Operations for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. Refer to Note H regarding partial condemnation of property.

           Maintenance and repair expenses (included in real estate expenses) approximated $191,000, $200,000 and $201,000 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

                               SARNIA CORPORATION

NOTE D MORTGAGES

           On January 25, 1996, Sarnia obtained a first mortgage of $9 million with I.D.S. Life Insurance Company at the fixed rate of 7.75% to be amortized over twenty-two years with a balloon payment due in February 2003. The I.D.S. mortgage is collateralized by the first deed of trust on the 6800 and 6850 buildings.

           Sarnia has a $1.5 million five-year term loan with NationsBank. The loan is guaranteed by Versar and bears interest at the five-year Treasury Rate plus three hundred (300) basis points per annum, but not to exceed 9% per annum. The note matures in five years with $300,000 principal payment per year starting July 1, 1997. The Company is in compliance with the financial covenants at June 30, 2000.

           Outstanding balances at June 30, are as follows:

                                                                                                   June 30,
                                                                                        ----------------------------
                                                                                            2000             1999
                                                                                        ------------      ----------
                                                                                                 (In thousands)
             I.D.S. mortgage....................................................        $      8,182      $    8,392
             NationsBank note...................................................                 600             900
                                                                                        ------------      ----------
              Total debt                                                                $      8,782      $    9,292
                                                                                        ============      ==========

           Maturity of the loans is as follows:

                           Years Ending June 30,                                                     Amount
                           ---------------------                                                     ------
                                                                                                 (In thousands)
                           2001                                                                           527
                           2002                                                                           546
                           2003                                                                         7,709
                                                                                                 ------------
                                                                                                 $      8,782
                                                                                                 ============

NOTE E STOCK OPTIONS

           The Sarnia 1994 Stock Option Plan (the "Plan") is compensatory in nature and provides employees of the Company and certain other persons an incentive to remain in the employment of the Company and encourages superior performance for the Company's benefit. The Company originally segregated 300,000 shares of stock for inclusion in the Plan, which was increased to 600,000 in 1998 after shareholder approval. During fiscal year 1996, options to purchase an aggregate of 312,500 shares of common stock with exercise prices ranging from $0.1875 to $0.375 were granted to seven directors (175,000 shares) as required by the Plan on their first anniversary of membership plus three officers (62,500 shares) and one service provider (25,000 shares). There were no stock options granted in fiscal year 1997. In fiscal year 1998, options to purchase 25,000 shares were granted to one officer at the fair market value. There were no stock options granted in fiscal years 1999 and 2000.

           Under the Plan, options may be granted to key employees at the fair market value on the date of grant, and vesting varies depending on the discretion of the Compensation Committee. Unexercised options are cancelled on the tenth anniversary of the grant.

                               SARNIA CORPORATION

           The Company applies APB Opinion No. 25 and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for stock options. Had compensation cost for stock options been determined based on the fair value at the grant dates for awards under this Plan consistent with the method of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated as follows:

                                                                                 2000          1999         1998
                                                                             -----------    ----------    ----------
                                                                                       (In thousands, except
                                                                                           per share data)
Net Income:                               As Reported                        $     2,127    $      180    $      70
                                          Pro Forma                                2,114           171           61

Net Income Per Share:                     As Reported                        $      0.47    $     0.04    $    0.02
                                          Pro Forma                                 0.45          0.04         0.01

           As permitted by SFAS 123, the fair value approach to valuing stock options used for pro forma presentation has not been applied to stock options granted prior to July 1, 1995. The compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options.

NOTE F PREFERRED STOCK

           On January 25, 1996, 30,000 shares of Series A preferred stock were issued by the Company for an aggregate price of $750,000. The Series A preferred stock bears a $25 par value and is entitled to receive preferential cumulative dividends at the annual rate of $2.625 per share. Also, the Series A preferred stock is redeemable at the option of the Company and is convertible into common stock, at the option of the holders, at a conversion price of $0.40 per share.

                               SARNIA CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (continued)

NOTE G INCOME TAXES

The provision for income taxes consists of the following:

                                                           Years Ended June 30,
                                          -------------------------------------------------------
                                             2000                     1999              1998
                                          ----------              -----------       ----------
                                                                (In thousands)
            Currently payable
              Federal                     $       60              $       ---       $      ---
              State                              ---                      ---              ---

            Deferred
              Federal                            329                      134               84
              State                              166                       25               15
                                          ----------              -----------       ----------
                                          $      555              $       159       $       99
                                          ==========              ===========       ==========

           At June 30, 2000, the Company had, for tax reporting purposes, approximately $1,279,000 of net operating loss carryforwards available to offset future taxable income through 2012.

Deferred tax (liabilities) assets are comprised of the following:

                                                 June 30,
                                       --------------------------
                                          2000             1999
                                       ----------      ----------
                                             (In thousands)
Deferred tax liabilities
  Depreciation .....................   $  (2,221)      $ (2,252)
  Other ............................         (56)           (33)
  Condemnation of property .........        (834)           ---
Deferred tax assets
  Net operating loss carryforwards .         486            718
  Alternative minimum tax credits ..          60            ---
  Other ............................          56             67
                                       ----------      ----------

                                          (2,509)        (1,500)

  Valuation allowance ..............         ---           (514)
                                       ----------      ----------

Net deferred tax liabilities .......   $  (2,509)      $ (2,014)
                                       ==========      ==========

                               SARNIA CORPORATION

The tax provision is composed of the following:

                                                      Years Ended June 30,
                                                ----------------------------------
                                                  2000         1999          1998
                                                --------     --------      -------
                                                          (In thousands)
Expected provision at Federal statutory rate ..    $ 939        $ 142       $  84

Provision at State statutory rate, net of
federal benefit ...............................      110           17          15

Other .........................................       20          ---         ---

Reversal of valuation allowance ...............     (514)         ---         ---
                                                   -----        -----       -----

Tax provision .................................    $ 555        $ 159       $  99
                                                   =====        =====       =====


NOTE H COMMITMENTS AND CONTINGENCIES

           In connection with the improvement and expansion of the Springfield interchange highway system, the Virginia Department of Transportation (VDOT) has taken pursuant to eminent domain approximately 2.54 acres of Sarnia's property. In addition, VDOT took additional easements for fire protection water mains. The Company retained counsel and other professional assistance in determining the effect of such change on the property, its value to Sarnia and any actions which are required to maintain Versar Center as an attractive property to existing and prospective tenants.

           By law, VDOT is required to pay fair market value for the property that it acquires and damages to the remaining property, either by negotiation or by exercise of its powers of eminent domain. Sarnia has employed the services of an expert real estate appraiser as well as a professional engineer to aid in the determination of the appropriate value of the acquisition and any adverse impact on the remainder of the property.

           In third quarter of fiscal year 2000, the Company received an offer from the VDOT for approximately $2,300,000 for approximately 2.54 acres of Sarnia's property and easements. After thorough review of the proposal and advice of retained experts, the Company has decided to reject the VDOT offer. The Company is seeking to increase the amount of the VDOT offer by negotiation. If unsuccessful, the Company will commence litigation to receive fair compensation.

           The Company recorded a gain on the condemnation of property of approximately $2,196,000 during fiscal year 2000. The proceeds of $2,287,000 from the condemnation are restricted by IDS for the purpose of correcting damage caused by the VDOT condemnation. The Company will be required to build a new parking garage for the 6850 building and access road to the 6800 building. The Company estimates that it will cost approximately $3,000,000 to complete the project. The Company is seeking additional compensation from VDOT for the shortfall and is also seeking alternate financing sources in the event the Company is not successful with VDOT or if the timing of the construction is prior to settlement with VDOT.

                               SARNIA CORPORATION

NOTE I  RENTAL UNDER OPERATING LEASES

           Leases between Sarnia and its tenants expire from 2000 to 2009. During the years ended June 30, 2000, 1999 and 1998, rentals to major tenants were as follows:

                                            Lease                    Years Ended June 30,
                                        Termination      ------------------------------------------------
                                            Date            2000              1999              1998
                                        ------------     ----------        ----------        ----------
                                                                         (In thousands)
Versar............................         2009          $    1,115        $    1,115        $    1,072
General Services Administration ..         2004                 183               191               201
RGE Engineering...................         2000                 183               325               339
C-Cubed Corporation...............         1999                 187               166               223
NCPPO.............................         2000                 357               350               350


           Noncancellable leases provide for approximate minimum rental payments during each of the next five years as set forth below. It is assumed that the payments on the Versar lease for the third five-year period (the actual amounts of which will depend upon fair values at the adjustment date) will be the same as the payments for the first ten years. Certain of the other rentals may increase in future years based on changes in the Consumer Price Index and other rental increase factors. At June 30, 2000, 93% of Sarnia's space was leased.

                   Years Ending June 30,                          Versar           Total
                   ---------------------                        ---------        ---------
                                                                      (In thousands)
                            2001                                    1,132            3,167
                            2002                                    1,155            3,257
                            2003                                    1,177            3,342
                            2004                                    1,201            3,275
                            2005                                    1,225            2,625
                            Beyond 2005                             5,152            5,699
                                                                ---------        ---------
                                                                $  11,042        $  21,365
                                                                =========        =========

                               SARNIA CORPORATION

NOTE J QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Quarterly financial information for fiscal years 2000 and 1999 is as follows (in thousands, except per share amounts):

                                                Fiscal Year 2000                                    Fiscal Year 1999
                                 ----------------------------------------------      ----------------------------------------------
     Quarter ending              Jun 30       Mar 31       Dec 31       Sept 30      Jun 30       Mar 31       Dec 31       Sept 30
--------------------------       ------       ------       ------       -------      ------       ------       ------       ------
Real estate rental revenue ...   $  929       $  863       $  850       $  845       $  780       $  794       $  871       $  811

Net income ...................    1,444           79          593           90           73           56           80           50

Net income applicable to
  common stock ...............    1,425           59          573           70           54           36           60           30

Net income per share
  applicable to common
  stock - diluted ............   $ 0.31       $ 0.01       $ 0.12       $ 0.02       $ 0.01       $ 0.01       $ 0.01       $ 0.01
                                 ======       ======       ======       ======       ======       ======       ======       ======

Weighted average number of
  shares outstanding -
  diluted ....................    4,681        4,688        4,694        4,667        4,636        4,620        4,618        4,686
                                 ======       ======       ======       ======       ======       ======       ======       ======


Quarterly financial data may not equal annual totals due to rounding. Quarterly earnings per share data may not equal annual total due to fluctuations in common shares outstanding.