Form 10-Q
period 2000-09-30
SARNIA CORP
filed 2000-11-13
CIK 923021

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the Quarterly Period
Ended September 30, 2000                    Commission File Number 0-24108
     --------------------                                          -------


                            SARNIA CORPORATION
-------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            VIRGINIA                                  54-1215366
------------------------------------   ----------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

       6850 Versar Center
      Springfield, Virginia                            22151
------------------------------------   ----------------------------------------
(Address of principal executive                      (Zip Code)
 offices)

Registrant's telephone number, including area code        (703) 642-6800
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

               Class of Common Stock      Outstanding at October 30, 2000
               ---------------------      -------------------------------
                    no par value                  4,572,545 shares

                             SARNIA CORPORATION

                             INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

            Balance Sheets as of
            September 30, 2000 and June 30, 2000.                           3

            Statements of Operations for the Three-Month
            Periods Ended September 30, 2000 and 1999.                      4

            Statements of Cash Flows
            for the Three-Month Periods Ended September 30,
            2000 and 1999.                                                  5

            Notes to Financial Statements                                 6-7

   ITEM 2 - Management's Discussion and Analysis
            of Financial Condition and Results of Operations             8-10


PART II - OTHER INFORMATION

   ITEM 1 - Legal Proceedings                                              10

   ITEM 6 - Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                                 11

                           SARNIA CORPORATION
                             BALANCE SHEETS
                             (In thousands)


                                                  September 30,     June 30,
                                                      2000            2000
                                                  -------------  -------------
                                                   (Unaudited)
ASSETS
  Property and equipment. . . . . . . . . . . .   $     17,876   $     17,865
  Accumulated depreciation/amortization . . . .         (7,444)        (7,322)
                                                  -------------  -------------
                                                        10,432         10,543

  Cash. . . . . . . . . . . . . . . . . . . . .            143            172
  Restricted cash . . . . . . . . . . . . . . .          2,287          2,287
  Rents and other receivables, net. . . . . . .             50             69
  Prepaid expenses and other assets . . . . . .            490            409
                                                  -------------  -------------
          Total assets. . . . . . . . . . . . .   $     13,402   $     13,480
                                                  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Mortgages . . . . . . . . . . . . . . . . . .   $      8,651   $      8,782
  Accounts payable. . . . . . . . . . . . . . .             25             35
  Accrued salaries. . . . . . . . . . . . . . .             22             23
  Deferred income taxes . . . . . . . . . . . .          2,570          2,509
  Tenant security deposits. . . . . . . . . . .            155            158
  Other liabilities . . . . . . . . . . . . . .            316            388
                                                  -------------  -------------
          Total liabilities . . . . . . . . . .         11,739         11,895
                                                  -------------  -------------

  Commitments and contingencies

  Stockholders' Equity
    Preferred stock, $25 par value; Series A
     cumulative convertible; 1,000,000 shares
     authorized; 30,000 shares issued and
     outstanding at September 30, 2000 and
     June 30, 2000. . . . . . . . . . . . . . .            750            750
    Common stock, no par value; 20,000,000
     shares authorized; 4,572,545 shares
     issued and outstanding at September 30,
     and June 30, 2000. . . . . . . . . . . . .            ---            ---
    Accumulated equity. . . . . . . . . . . . .            913            835
                                                  -------------  -------------

          Total stockholders' equity. . . . . .          1,663          1,585
                                                  -------------  -------------
          Total liabilities and stockholders'
           equity . . . . . . . . . . . . . . .   $     13,402   $     13,480
                                                  =============  =============

                    The accompanying notes are an integral part of
                             these financial statements.

                                  SARNIA CORPORATION
                              STATEMENTS OF OPERATIONS
                (Unaudited - in thousands, except per share amounts)

                                                    For the Three-Month
                                                Periods Ended September 30,
                                                    2000           1999
                                                ------------   ------------

Real estate rental revenue . . . . . . . . . .  $       837    $       845
Real estate expenses . . . . . . . . . . . . .          353            349
                                                ------------   ------------
                                                        484            496

Depreciation/amortization. . . . . . . . . . .          131            145
General and administrative . . . . . . . . . .           23             24
                                                ------------   ------------
Income from real estate. . . . . . . . . . . .          330            327

Interest expense . . . . . . . . . . . . . . .          171            181
                                                ------------   ------------
Net income before income taxes . . . . . . . .          159            146

Income taxes . . . . . . . . . . . . . . . . .           61             56
                                                ------------   ------------
Net income . . . . . . . . . . . . . . . . . .           98             90

Dividends on preferred stock . . . . . . . . .           20             20
                                                ------------   ------------
Net income applicable to common stock. . . . .  $        78    $        70
                                                ============   ============

Net income per share applicable to common
  stock - basic and diluted. . . . . . . . . .  $       .02    $       .02
                                                ============   ============

Weighted average number of
  shares outstanding - basic . . . . . . . . .        4,573          4,573
                                                ============   ============

Weighted average number of
  shares outstanding - diluted . . . . . . . .        4,679          4,667
                                                ============   ============


                 The accompanying notes are an integral part of
                           these financial statements.

                               SARNIA CORPORATION
                            STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                               For the Three-Month Periods
                                                    Ended September 30,
                                               ---------------------------
                                                   2000           1999
                                               ------------   ------------

Cash flows from operating activities
  Net income applicable to common
   stock . . . . . . . . . . . . . . . . . .   $        78    $        70
  Adjustments to reconcile net income
   applicable to common stock to net cash
   provided by operating activities
     Depreciation/amortization . . . . . . .           131            145
     Deferred tax provision. . . . . . . . .            61             56
                                               ------------   ------------
      Comparative funds from operations. . .           270            271

     Preferred stock dividends accrued . . .            20             20
     Decrease (increase) in rents and other
      receivables. . . . . . . . . . . . . .            19            (11)
     Increase in prepaid and other assets. .           (90)           (64)
     (Decrease) increase in accounts
       payable . . . . . . . . . . . . . . .           (10)            59
     (Decrease) increase in accrued
       salaries. . . . . . . . . . . . . . .            (1)            24
     (Decrease) increase in other
       liabilities . . . . . . . . . . . . .           (75)            31
                                               ------------   ------------

Net cash provided by operating activities. .           133            330
                                               ------------   ------------

Cash flows from investing activities
  Improvements to real estate. . . . . . . .           (11)           (40)
                                               ------------   ------------

Cash flows from financing activities
  Mortgage principal payments. . . . . . . .          (131)          (109)
  Payment of dividend on preferred stock . .           (20)           (20)
                                               ------------   ------------

Net cash used in
  financing activities . . . . . . . . . . .          (151)          (129)
                                               ------------   ------------

Net (decrease) increase in cash. . . . . . .           (29)           161
Cash at beginning of period. . . . . . . . .           172            312
                                               ------------   ------------

Cash at end of period. . . . . . . . . . . .   $       143    $       473
                                               ============   ============


Supplemental disclosure of cash flow
 information:
  Cash paid during the period for
    Interest . . . . . . . . . . . . . . . .   $       159    $       182
    Taxes. . . . . . . . . . . . . . . . . .   $        60    $        10


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

(B)  SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation: The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Sarnia Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2000 for additional information.

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of Management, the information reflects all adjustments necessary for a fair presentation of the Company's financial position as of September 30, 2000 and the results of operations for the three-month periods ended September 30, 2000 and 1999.
The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

     Sarnia Corporation has a Master Corporate Services and Support Agreement with Versar, Inc. Certain general and administrative functions, including general administrative, treasury, financial service, legal, benefits and human resources administration, investor and public relations and information management are provided by Versar on a fixed fee of $36,000 per annum. Telephone expenses charged from Versar based on the number of extensions used by the Company and its tenants are included in real estate expenses.

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

     Net income per share applicable to common stock: Basic net income per share is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding during the applicable period being reported upon. Diluted net income per share is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding plus the effect of assumed exercise of stock options using the Treasury Stock Method. The following is a reconciliation of the weighted average number of shares outstanding for basic net income per share to the weighted average number of shares outstanding for diluted net income per share.

                                                     For the Three-Month
                                                 Periods Ended September 30,
                                                 ---------------------------
                                                     2000           1999
                                                 ------------   ------------

Weighted average common shares
     outstanding. . . . . . . . . . . . . . .      4,572,545      4,572,545

Assumed exercise of options (treasury
     stock method). . . . . . . . . . . . . .        106,043         94,163
                                                 ------------   ------------

                                                   4,678,588      4,666,708
                                                 ============   ============

     Income taxes: The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which mandates a liability method for computing deferred income taxes. Provisions for deferred income taxes are made in recognition of temporary differences between the book and tax bases of accounting. At June 30, 2000, the Company had approximately $2.5 million in deferred tax liabilities. Income tax expense is calculated on income before preferred dividends at an estimated annual effective rate of 38%.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

First Quarter Comparison for Fiscal Year 2001 and 2000
------------------------------------------------------

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

     Real estate rental revenue in the first quarter of fiscal year 2001 decreased by $8,000 (1%) compared to the first quarter of fiscal year 2000. The decrease is attributable to the expiration of a lease. Subsequently, a portion of the vacant space has been filled.

     Real estate expenses in the first quarter of fiscal year 2001 increased by $4,000 (1%) compared to the first quarter of fiscal year 2000. The increase is due to slightly higher labor costs and building maintenance expenses.

     Depreciation/amortization expense of $131,000 for the first quarter of fiscal year 2001 decreased by $14,000 (10%) compared to the $145,000 for the first quarter of fiscal year 2000. The decrease was due to tenant build-outs constructed in fiscal year 1995 that were fully amortized in fiscal year 2001.

     General and administrative expense in the first quarter of fiscal year 2001 of $23,000 was $1,000 lower compared to the $24,000 for the first quarter of fiscal year.

     Interest expense for the first quarter of fiscal year 2001 was $10,000 (6%) lower than that reported in the first quarter of fiscal year 2000. The decrease is due to the principal payments in the past year.

     Income taxes for the first quarter of fiscal year 2001 of $61,000 were higher than the income taxes of $56,000 recorded in the same period of last year due to higher earnings. The Company recorded income tax expense on earnings before preferred dividends at an effective rate of 38%.

     Preferred stock dividends for the first quarter of fiscal year 2001 and 2000 were $20,000 for each of the quarters, respectively.

     The net income applicable to common stock for the first quarter of fiscal year 2001 was $78,000 compared to the net income applicable to common stock of $70,000 in the same time last year. The improvement in earnings was attributable to lower interest expenses as the slight increase in operating income was offset by the increase in income taxes.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
-------------------------------

     Cash flow provided by operating activities was $133,000 for the first quarter of fiscal year 2001 compared to the $330,000 for the same period last year. Decreases in accounts payable and other liabilities resulted in lower net cash provided by operating activities. During the first quarter of fiscal year 2001, Sarnia paid $131,000 for mortgage principal and $20,000 for preferred stock dividends.

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

     Sarnia expects that it will require $75,000 for capital expenditures to be made during fiscal year 2001. Approximately $40,000 of the $75,000 will be used for remodeling vacant space, and the remaining $35,000 will be used for other miscellaneous capital expenditures. Management believes that funds generated from operations should be sufficient to meet Sarnia's operating needs, including capital expenditures.

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

     The Company recorded a gain on the condemnation of property of approximately $2,196,000 during fiscal year 2000. The proceeds of $2,287,000 from the condemnation are restricted by IDS for the purpose of correcting damage caused by the VDOT condemnation. The Company will be required to build a new parking garage for the 6850 building and an access road to the 6800 building. The Company estimates that it will cost approximately $3,000,000 to complete the project. The Company is seeking additional compensation from VDOT for the shortfall and is also seeking alternate financing sources in the event the Company is not successful with VDOT or if the timing of the construction is prior to settlement with VDOT.

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





                                                 SARNIA CORPORATION
                                             -------------------------
                                                    (Registrant)






                                             By: /S/ Charles I. Judkins, Jr.,
                                                -----------------------------
                                                 Charles I. Judkins, Jr.,
                                                 President and Chief Executive
                                                  Officer
                                                 (duly authorized officer and
                                                 Principal Financial Officer)





Date:  November 10, 2000