Form 10-Q
period 2000-12-31
SARNIA CORP
filed 2001-02-07
CIK 923021

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934.

For the Quarterly Period Ended December 31, 2000 Commission File Number 0-24108
                              ------------------                        -------


                             SARNIA CORPORATION
           (Exact name of registrant as specified in its charter)

            VIRGINIA                                  54-1215366
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

      6850 Versar Center
      Springfield, Virginia                             22151
-------------------------------            ------------------------------------
(Address of principal executive                      (Zip Code)
 offices)

Registrant's telephone number, including area code (703) 642-6800
                                                  ----------------


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
                   no par value                   4,572,545 shares

                               SARNIA CORPORATION

                               INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----

PART I - FINANCIAL INFORMATION

  ITEM 1 -  Financial Statements

            Balance Sheets as of
            December 31, 2000 and June 30, 2000.                           3

            Statements of Operations for the Three-Month
            and Six-Month Periods Ended December 31, 2000 and 1999.        4

            Statements of Cash Flows for the Six-Month
            Periods Ended December 31, 2000 and 1999.                      5

            Notes to Financial Statements                                6-7

  ITEM 2 -  Management's Discussion and Analysis
            of Financial Condition and Results of Operations            8-10

PART II - OTHER INFORMATION

  ITEM 1 -  Legal Proceedings                                             11

  ITEM 4 -  Submission of Matters to a Vote of Stockholders               11

  ITEM 6 -  Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                                12

                               SARNIA CORPORATION
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                               December 31,      June 30,
                                                   2000            2000
                                               ------------    ------------
                                               (Unaudited)

ASSETS
  Property and equipment . . . . . . . . . .   $    17,883     $    17,865
  Accumulated depreciation/amortization. . .        (7,564)         (7,322)
                                               ------------    ------------
                                                    10,319          10,543

  Cash . . . . . . . . . . . . . . . . . . .           118             172
  Restricted cash. . . . . . . . . . . . . .         2,287           2,287
  Rents and other receivables, net . . . . .            94              69
  Prepaid expenses and other assets. . . . .           596             409
                                               ------------    ------------

          Total assets . . . . . . . . . . .   $    13,414     $    13,480
                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Mortgages. . . . . . . . . . . . . . . . .   $     8,520     $     8,782
  Accounts payable . . . . . . . . . . . . .            72              35
  Accrued salaries . . . . . . . . . . . . .            24              23
  Deferred income taxes. . . . . . . . . . .         2,631           2,509
  Tenant security deposits . . . . . . . . .           155             158
  Other liabilities. . . . . . . . . . . . .           267             388
                                               ------------    ------------
          Total liabilities. . . . . . . . .        11,669          11,895
                                               ------------    ------------

  Commitments and contingencies

  Stockholders' Equity
    Preferred stock, $25 par value;
     Series A cumulative convertible;
     1,000,000 shares authorized;
     30,000 shares issued and
     outstanding at December 31, 2000
     and June 30, 2000 . . . . . . . . . . .           750             750
    Common stock, no par value;
     20,000,000 shares authorized;
     4,572,545 shares issued and
     outstanding at December 31,
     and June 30, 2000 . . . . . . . . . . .           ---             ---
    Accumulated equity . . . . . . . . . . .           995             835
                                               ------------    ------------

          Total stockholders' equity . . . .         1,745           1,585
                                               ------------    ------------

          Total liabilities and
           stockholders'equity . . . . . . .   $    13,414     $    13,480
                                               ============    ============

                 The accompanying notes are an integral part of
                         these financial statements.

                              SARNIA CORPORATION
                           STATEMENTS OF OPERATIONS
             (Unaudited - in thousands, except per share amounts)


                             For the Three-Month       For the Six-Month
                          Periods Ended December 31, Periods Ended December 31,
                          -------------------------- --------------------------
                              2000          1999         2000          1999
                          ------------  ------------ ------------  ------------

Real estate rental
 revenue: . . . . . . .   $       929   $       850  $     1,766   $     1,695
Real estate expenses. .           433           380          786           729
                          ------------  ------------ ------------  ------------
                                  496           470          980           966

Depreciation/amorti-
 zation . . . . . . . .           143           142          274           288
General and admini-
 strative . . . . . . .            23            24           46            47
                          ------------  ------------ ------------  ------------
Income from real
 estate . . . . . . . .           330           304          660           631

Interest expense. . . .           168           179          339           361
                          ------------  ------------ ------------  ------------

Income before income
 taxes. . . . . . . . .           162           125          321           270

Income tax expense
 (benefit). . . . . . .            61          (468)         122          (412)
                          ------------  ------------ ------------  ------------
Net income. . . . . . .           101           593          199           682

Dividends on preferred
 stock. . . . . . . . .            19            20           39            39
                          ------------  ------------ ------------  ------------
Net income applicable
 to common stock. . . .   $        82   $       573  $       160   $       643
                          ============  ============ ============  ============

Net income per share
 applicable to common
 stock - basic. . . . .   $      0.02   $      0.13  $      0.04   $      0.14
                          ============  ============ ============  ============

Net income per share
 applicable to common
 stock - diluted. . . .   $      0.02   $      0.12  $      0.03   $      0.14
                          ============  ============ ============  ============

Weighted average number
 of shares outstanding
 - basic. . . . . . . .         4,573         4,573        4,573         4,573
                          ============  ============ ============  ============

Weighted average number
 of shares outstanding
 - diluted. . . . . . .         4,678         4,694        4,678         4,679
                          ============  ============ ============  ============


                 The accompanying notes are an integral part of
                           these financial statements.

                               SARNIA CORPORATION
                            STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                              For the Six-Month Periods
                                                  Ended December 31,
                                              --------------------------
                                                  2000          1999
                                              ------------  ------------

Cash flows from operating activities
  Net income applicable to common
   stock. . . . . . . . . . . . . . . . .     $       160   $       643
  Adjustments to reconcile net income
   applicable to common stock to net cash
   provided by operating activities
     Depreciation/amortization. . . . . .             274           288
     Deferred tax provision . . . . . . .             122          (412)
     Preferred stock dividends accrued. .              39            39
     Increase in rents and other
      receivables . . . . . . . . . . . .             (25)          (43)
     Increase in prepaid and other
      assets. . . . . . . . . . . . . . .            (219)         (132)
     Increase in accounts payable . . . .              37            51
     Increase (decrease) in accrued
      salaries. . . . . . . . . . . . . .               1            (1)
     Decrease in other liabilities. . . .            (124)         (126)
                                              ------------  ------------

Net cash provided by operating
 activities . . . . . . . . . . . . . . .             265           307
                                              ------------  ------------

Cash flows from investing activities
  Improvements to real estate . . . . . .             (18)         (142)
                                              ------------  ------------

Cash flows from financing activities
  Mortgage principal payments . . . . . .            (262)         (253)
  Payment of dividend on preferred stock.             (39)          (39)
                                              ------------  ------------

Net cash used in
  financing activities. . . . . . . . . .            (301)         (292)
                                              ------------  ------------

Net decrease in cash. . . . . . . . . . .             (54)         (127)
Cash at beginning of period . . . . . . .             172           312
                                              ------------  ------------

Cash at end of period . . . . . . . . . .     $       118   $       185
                                              ============  ============


Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    Interest. . . . . . . . . . . . . . .     $       400   $       362
    Taxes . . . . . . . . . . . . . . . .     $       135   $        20


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

(B)  SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation: The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those made in Sarnia Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2000 for additional information.

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of Management, the information reflects all adjustments necessary for a fair presentation of the Company's financial position as of December 31, 2000 and the results of operations for the six-month periods ended December 31, 2000 and 1999. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

     Property and equipment: Property and equipment are carried at historical cost until a decline in value occurs. At such time, the property will be reduced by a direct write-down for any impairment in value if it is probable that the carrying amount of the property cannot be fully recovered.

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


                            For the Three-Month          For the Six-Month
                         Periods Ended December 31,  Periods Ended December 31,
                         --------------------------  --------------------------

                             2000          1999          2000          1999
                         ------------  ------------  ------------  ------------

Weighted average common
 shares outstanding . .    4,572,545     4,572,545     4,572,545     4,572,545

Assumed exercise of
 options (Treasury
 stock method). . . . .      105,348       121,536       105,804       106,693
                         ------------  ------------  ------------  ------------

                           4,677,893     4,694,081     4,678,349     4,679,238
                         ============  ============  ============  ============


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

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

SECOND QUARTER COMPARISON FOR FISCAL YEAR 2001 AND 2000
-------------------------------------------------------

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

     Real estate rental revenue in the second quarter of fiscal year 2001 increased by $79,000 (9%) compared to the second quarter of fiscal year 2000. The increase is attributable to rent escalation and higher demand in tenant requested services.

     Real estate expenses in the second quarter of fiscal year
2001 increased by $53,000 (14%) compared to the second quarter of fiscal year 2000. The increase is due to higher utility costs and lower capitalized costs associated with tenant build-outs and building improvements.

     Depreciation/amortization expense of $143,000 for the second quarter of fiscal year 2001 remained relatively at the same level of $142,000 for the comparable period in fiscal year 2000.

     General and administrative expense in the second quarter of fiscal year 2001 of $23,000 was $1,000 lower compared to the $24,000 for the second quarter of fiscal year 2000.

     Interest expense for the second quarter of fiscal year 2001 was $11,000 (6%) lower than that reported in the second quarter of fiscal year 2000. The decrease is due to the principal payments in the past year.

     Income taxes for the second quarter of fiscal year 2001 was $61,000 compared to tax benefit of $468,000 in the second quarter of prior fiscal year. Due to the stable profitability and the solidified rent rolls, the Company reversed $514,000 tax valuation allowance in the second quarter of fiscal year 2000.

     Preferred stock dividends for the second quarter of fiscal year 2001 and 2000 were $19,000 and $20,000 for each of the quarters, respectively.

     The net income applicable to common stock for the second quarter of fiscal year 2001 was $82,000 compared to the net income applicable to common stock of $573,000 in the same time last year. Excluding the $514,000 tax benefit from the second quarter of fiscal year 2000, net income applicable to common stock was $59,000 for the second quarter of fiscal year 2000. The improvement in recurring earnings in fiscal year 2001 was attributable to higher real estate rental revenue and lower interest expenses offset by the increase in real estate expenses.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SIX-MONTH COMPARISON FOR FISCAL YEAR 2001 AND 2000
--------------------------------------------------

     Real estate rental income for the six months of fiscal year 2001 was $1,766,000, an increase of $71,000 (4%), compared to the rental income of $1,695,000 in the six months a year ago. The increase is attributable to rent escalation and increase in tenant requested services and third party services.

     Real estate expenses in the first six months of fiscal year
2001 increased $57,000 (8%) compared to the real estate expense in the first six months of fiscal year 2000. The increase is due to the lesser activity in capitalizing direct labor and direct materials for new tenant build-outs.

     Depreciation/amortization for the first six months of fiscal year 2001 decreased by $14,000 compared to the same period last year. The decrease is due to tenant build-outs constructed in prior years that were fully depreciated.

     General and administrative expense for the six months of fiscal year 2001 was $46,000 compared to the $47,000 in the first six months of fiscal year 2000.

     Interest expense for the first six months of fiscal year
2001 of $339,000 was $22,000 (6%) lower than that reported in the first six months of fiscal year 2000. The decrease is due to lower outstanding debt and the continuous principal payment throughout the year.

     Income tax expense for the first six months of fiscal year
2001 was $122,000 compared to the income tax benefit of $412,000 for the six months of fiscal year 2000. The recognition of the tax benefit in the second quarter of fiscal year 2000 was due to the reversal of tax valuation allowance as mentioned above.

     Preferred stock dividends for the first six months of fiscal year 2001 and 2000 were at the fixed level of $39,000.

     The net income applicable to common stock for the first six months of fiscal year 2001 was $160,000, when compared to the net income of $643,000 for the comparable period last year. The decrease in earnings are primarily attributable to the tax benefit recorded in fiscal year 2000. Without the $514,000 tax benefit as mentioned above, the net income applicable to common stock for the first six months of prior year was $129,000. The improved earnings in fiscal year 2001 was attributable to higher real estate rental income, lower interest expense offset by higher real estate's expenses as mentioned earlier.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flow provided by operating activities was $265,000 for the first six months of fiscal year 2001 compared to the $307,000 for the same period last year. Increase in assets and decrease in other liabilities resulted in lower net cash provided by operating activities. During the first six months of fiscal year 2001, Sarnia paid $262,000 for mortgage principal and $39,000 for preferred stock dividends.

     Sarnia has a first mortgage of $9 million with I.D.S. Life Insurance Company at the fixed rate of 7.75% which is being amortized over twenty-two years and with a balloon payment due in 2003. Sarnia also has a $1.5 million, five-year term loan with the Bank of America, which will be fully amortized in June 2002. The note is guaranteed by Versar, Inc. and bears interest at the five-year Treasury Rate plus three hundred (300) basis points per

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

     In the second quarter of fiscal year 2001, the Company received approximately $2,300,000 from VDOT for approximately 2.54 acres of Sarnia's property and easements. After thorough review of the proposal and advice of retained experts, the Company has decided to seek an increase in the amount of the VDOT compensation by negotiation.
If unsuccessful, the Company will commence litigation to receive fair compensation.

     The Company recorded a gain on the condemnation of property of approximately $2,196,000 during fiscal year 2000. The proceeds of $2,287,000 from the condemnation are restricted by IDS for the purpose of correcting damage caused by the VDOT condemnation.
The Company will be required to build a new parking garage for the 6850 building and an access road to the 6800 building. The Company estimates that it will cost approximately $3,500,000 to complete the project. The Company is seeking additional compensation from VDOT for the shortfall and is also seeking alternate financing sources in the event the Company is not successful with VDOT or if the timing of the construction is prior to settlement with VDOT.

IMPACT OF INFLATION
-------------------

     Sarnia continually seeks to protect itself from the effects of inflation. The majority of its leases provide for annual increases based on fixed percentages or increases in the Consumer Price Index.

                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     Sarnia is not a party to any litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on November 29, 2000. The matters voted on at the Annual Meeting were as follows:

     (1)  The Election of Directors
              The nomination of two directors for a three-year term and two directors for a two-year term was approved as indicated below:

                                                Vote       Withheld
                                                 for       Authority
                                               ------      ---------

              Three-Year Term:

              Thomas Hotz                   3,972,403        147,369
              Michael Markels, Jr.          3,962,610        157,162

              Two-Year Term:

              Benjamin M. Rawls             3,953,152        166,620
              James N. Schwarz              3,972,383        147,389


     (2) Ratification of the appointment of Arthur Andersen LLP as independent accountants for fiscal year 2001. The appointment of Arthur Andersen LLP as the Company's independent accountants was ratified as follows:

                        For          Against        Abstain
                    ---------       ---------      ---------

                    4,094,093         20,187         5,492


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

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






                                                  SARNIA CORPORATION
                                             ----------------------------
                                                     (Registrant)





                                             By:  /S/ Charles I. Judkins, Jr.
                                                -------------------------
                                                  Charles I. Judkins, Jr.,
                                                  President and Chief Executive
                                                   Officer
                                                  (duly authorized officer and
                                                  Principal Financial Officer)





Date:  February 7, 2001