Form 10-Q
period 2001-03-31
SARNIA CORP
filed 2001-05-11
CIK 923021

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C.  20549

                              FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended       Commission File Number
       March 31, 2001                        0-24108
       --------------                        -------


                           SARNIA CORPORATION
---------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

             VIRGINIA                        54-1215366
--------------------------------  -----------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

        6850 Versar Center
        Springfield, Virginia                  22151
--------------------------------  -----------------------------------
(Address of principal executive              (Zip Code)
 offices)

Registrant's telephone number, including area code  (703) 642-6800
                                                  -------------------

                          Not Applicable
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X   No
                             -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          Class of Common Stock    Outstanding at May 1, 2001
          ---------------------    --------------------------
               no par value             4,572,545 shares

                         SARNIA CORPORATION

                         INDEX TO FORM 10-Q

                                                               PAGE
                                                               ----

PART I - FINANCIAL INFORMATION

     ITEM 1 - Financial Statements

              Balance Sheets as of
              March 31, 2001 and June 30, 2000.                   3

              Statements of Operations for the Three-Month and
              Nine-Month Periods Ended March 31, 2001 and 2000.   4

              Statements of Cash Flows for the Nine-Month
              Periods Ended March 31, 2001 and 2000.              5

              Notes to Financial Statements                     6-7

     ITEM 2 - Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                       8-11


PART II - OTHER INFORMATION

     ITEM 1 - Legal Proceedings                                  11

     ITEM 6 - Exhibits and Reports on Form 8-K                   11

SIGNATURES                                                       12

                      SARNIA CORPORATION
                        BALANCE SHEETS
                        (In thousands)


                                       March 31,       June 30,
                                         2001            2000
                                      -----------    -----------
                                      (Unaudited)
ASSETS
  Property and equipment . . . . . .  $   18,025     $   17,865
  Accumulated depreciation/
    amortization . . . . . . . . . .      (7,686)        (7,322)
                                      -----------    -----------
                                          10,339         10,543

  Cash . . . . . . . . . . . . . . .         173            172
  Restricted cash. . . . . . . . . .       2,475          2,287
  Rents and other receivables, net .          48             69
  Prepaid expenses and other assets.         610            409
                                      -----------    -----------

        Total assets . . . . . . . .  $   13,645     $   13,480
                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Mortgages. . . . . . . . . . . . .  $    8,388     $    8,782
  Accounts payable . . . . . . . . .          68             35
  Accrued salaries . . . . . . . . .          19             23
  Deferred income taxes. . . . . . .       2,776          2,509
  Tenant security deposits . . . . .         148            158
  Other liabilities. . . . . . . . .         286            388
                                      -----------    -----------
        Total liabilities. . . . . .      11,685         11,895
                                      -----------    -----------

  Commitments and contingencies

  Stockholders' Equity
    Preferred stock, $25 par value;
     Series A cumulative convertible;
     1,000,000 shares authorized;
     30,000 shares issued and
     outstanding at March 31, 2001
     and June 30, 2000 . . . . . . .         750            750
    Common stock, no par value;
     20,000,000 shares authorized;
     4,572,545 shares issued and
     outstanding at March 31, 2001
     and June 30, 2000 . . . . . . .         ---            ---
    Accumulated equity . . . . . . .       1,210            835
                                      -----------    -----------

        Total stockholders' equity .       1,960          1,585
                                      -----------    -----------

        Total liabilities and
         stockholders' equity. . . .  $   13,645     $   13,480
                                      ===========    ===========

              The accompanying notes are an integral part of
                        these financial statements.

                             SARNIA CORPORATION
                         STATEMENTS OF OPERATIONS
           (Unaudited - in thousands, except per share amounts)


                       For the Three-Month      For the Nine-Month
                     Periods Ended March  31, Periods Ended March 31,
                     ------------------------ -----------------------
                         2001        2000         2001        2000
                     ----------    ---------- ----------   ----------

Real estate rental
 revenue: . . . . .  $     900     $     863  $   2,666    $   2,558
Real estate
 expenses . . . . .        387           388      1,173        1,118
                     ----------    ---------- ----------   ----------
                           513           475      1,493        1,440

Depreciation/
 amortization . . .        136           150        410          438
General and
 administrative . .         23            20         69           66
                     ----------    ---------- ----------   ----------
Income from real
 estate . . . . . .        354           305      1,014          936

Interest expense. .        163           176        501          536
Other Income. . . .       (188)          ---       (188)         ---
                     ----------    ---------- ----------   ----------
Income before
 income taxes . . .        379           129        701          400

Income tax expense
 (benefit). . . . .        144            50        267         (362)
                     ----------    ---------- ----------   ----------
Net income. . . . .        235            79        434          762

Dividends on
 preferred stock. .         20            20         59           59
                     ----------    ---------- ----------   ----------
Net income applicable
 to common stock. .  $     215     $      59  $     375    $     703
                     ==========    ========== ==========   ==========

Net income per share
 applicable to common
 stock - basic. . .  $    0.05     $    0.01  $    0.08    $    0.15
                     ==========    ========== ==========   ==========

Net income per share
 applicable to common
 stock - diluted. .  $    0.05     $    0.01  $    0.08    $    0.15
                     ==========    ========== ==========   ==========

Weighted average
 number of shares
 outstanding
 - basic. . . . . .      4,573         4,573      4,573        4,573
                     ==========    ========== ==========   ==========

Weighted average
 number of shares
 outstanding
 - diluted. . . . .      4,679         4,688      4,679        4,682
                     ==========    ========== ==========   ==========

                 The accompanying notes are an integral part of
                           these financial statements.

                               SARNIA CORPORATION
                            STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                        For the Nine-Month Periods
                                              Ended March 31,
                                        --------------------------
                                            2001          2000
                                        -----------    -----------
Cash flows from operating activities
  Net income applicable to common
   stock . . . . . . . . . . . . . . .  $      375     $      703
  Adjustments to reconcile net income
   applicable to common stock to net cash
   provided by operating activities
    Depreciation/amortization. . . . .         364            438
    Deferred tax provision . . . . . .         267           (362)

    Preferred stock dividends
     accrued . . . . . . . . . . . . .          59             59
    Decrease (increase) in rents and other
     receivables . . . . . . . . . . .          21            (58)
    Increase in prepaid and other
     assets. . . . . . . . . . . . . .        (201)          (196)
    Increase in accounts payable . . .          33             78
    (Decrease) increase in accrued
     salaries. . . . . . . . . . . . .          (4)             4
    Decrease in tenant security deposits
     and other liabilities . . . . . .        (112)          (158)
                                        ------------   -----------

Net cash provided by operating
 activities. . . . . . . . . . . . . .         802            508
                                        -----------    -----------

Cash flow from investing activities
  Restricted proceeds from VDOT
   condemnation. . . . . . . . . . . .        (188)           ---
  Improvements to real estate. . . . .        (160)          (224)
                                        -----------    -----------

Net cash used in investing
 activities. . . . . . . . . . . . . .        (348)          (224)

Cash flow from financing activities
  Mortgage principal payments. . . . .        (394)          (381)
  Payment of dividend on preferred
   stock . . . . . . . . . . . . . . .         (59)           (59)
                                        -----------    -----------

Net cash used in financing
 activities. . . . . . . . . . . . . .        (453)          (440)
                                        -----------    -----------

Net increase (decrease) in cash. . . .           1           (156)
Cash at beginning of period. . . . . .         172            312
                                        -----------    -----------

Cash at end of period. . . . . . . . .  $      173     $      156
                                        ===========    ===========


Supplemental disclosure of cash
 flow information:
   Cash paid during the period for
     Interest. . . . . . . . . . . . .  $      504     $      537
     Income taxes. . . . . . . . . . .  $      160     $       20


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

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of Management, the information reflects all adjustments necessary for a fair presentation of the Company's financial position as of March 31, 2001 and the results of operations for the nine-month periods ended March 31, 2001 and 2000. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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

                          SARNIA CORPORATION
                NOTES TO FINANCIAL STATEMENTS (continued)

     Property and equipment: Property and equipment are carried at historical cost until a decline in value occurs. At such time, the property will be reduced by a direct write-down for any impairment in value if it is projected that the undiscounted cash flows will not cover the book value of the asset.

     Depreciation and amortization: Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Maintenance and repair costs are expensed while improvements are capitalized.

     Net income per share applicable to common stock: Basic net income per share is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding during the applicable period being reported upon. Diluted net income per share is computed by dividing net income applicable to common stock by the weighted average number of shares outstanding plus the effect of assumed exercise of stock options using the Treasury Stock Method. The following is a reconciliation of the weighted average number of shares outstanding for basic net income per share to the weighted average number of shares outstanding for diluted income per share.

                         For the Three-Month     For the Nine-Month
                      Periods Ended March 31,  Periods Ended March 31,
                      -----------------------  -----------------------
                          2001       2000          2001       2000
                      ----------   ----------  ----------   ----------

Weighted average
 common shares
 outstanding
 - basic . . . . . .   4,572,545    4,572,545   4,572,545    4,572,545

Assumed exercise
 of options (Treasury
 stock method) . . .     106,927      115,458     106,023      109,094
                      ----------   ----------  ----------   ----------

Weighted average
 common shares
 outstanding
 - diluted . . . . .   4,679,472    4,688,003   4,678,568    4,681,639
                      ==========   ==========  ==========   ==========


     Income taxes: The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which mandates a liability method for computing deferred income taxes. Provisions for deferred income taxes are made in recognition of temporary differences between the book and tax bases of accounting. At June 30, 2000, the Company had approximately $2.5 million in deferred tax liabilities. Income tax expense is calculated on income before preferred dividends at an estimated annual effective rate of 38%

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations
---------------------

Third Quarter Comparison for Fiscal Year 2001 and 2000
------------------------------------------------------

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

     Real estate rental revenue in the third quarter of fiscal year 2001 increased by $37,000 (4%) compared to the third quarter of fiscal year 2000. The increase is attributable to rent escalation.

     Real estate expenses of $387,000 in the third quarter of fiscal year 2001 remained at the same level when compared to the real estate expense of $388,000 for the third quarter of fiscal year 2000.

     Depreciation/amortization expense of $136,000 for the third quarter of fiscal year 2001 decreased by $14,000 (9%) compared to the same period in fiscal year 2000. The decrease is due to assets that were placed in service in prior years which were fully depreciated in fiscal year 2001.

     General and administrative expense in the third quarter of fiscal year 2001 of $23,000 was $3,000 higher compared to the $20,000 for the third quarter of fiscal year 2000. The increase is due to higher insurance expense.

     Interest expense for the third quarter of fiscal year 2001 was $13,000 (7%) lower than that reported in the third quarter of fiscal year 2000. The decrease is due to the principal payments in the past year.

     Other income for the third quarter of fiscal year 2001 was $188,000. The Company received additional proceeds from VDOT for the condemnation of the properties and recorded interest income on the restricted cash that was set aside for the construction of the parking garage.

     Income taxes for the third quarter of fiscal year 2001 was $144,000 compared to income tax of $50,000 in the third quarter of prior fiscal year. The increase is due to higher operating income in the third quarter of fiscal year 2001 when compared to the comparable period of last year. The effective tax rate of 38% represents the effective tax rate anticipated for the year. The effective tax rate was approximately the same (38%) for fiscal years 2000 and 2001.

     Preferred stock dividends for the third quarter of fiscal year 2001 and 2000 were $20,000 for each of the quarters, respectively which reflects the contractually obligated dividends.

     The net income applicable to common stock for the third quarter of fiscal year 2001 was $215,000 compared to $59,000 for the same period last year. The improved earnings resulted from

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

growth in real estate revenue, controlled real estate expenses and the continued pay down of mortgage principal resulting in reduced interest expense as well as interest income on the restricted cash as part of the property taken from VDOT.

Nine-Month Comparison for Fiscal Year 2001 and 2000
---------------------------------------------------

     Real estate rental income for the nine months of fiscal year 2001 was $2,666,000, an increase of $108,000 (4%), compared to the rental income of $2,558,000 in the comparable period a year ago. Sixty-six percent of the increase is attributable to increase in tenant requested and third party services and the remainder due to rent escalations.

     Real estate expenses of $1,173,000 in the nine months of fiscal year 2001 increased $55,000 (5%) compared to the real estate expense of $1,118,000 in the nine months of fiscal year 2000. The increase is due to less direct labor and direct materials being capitalized for new tenant build-outs offset by the decrease in legal expense.

     Depreciation/amortization for the first six months of fiscal year 2001 decreased by $28,000 compared to the same period last year. The decrease is due to tenant build-outs constructed in prior years that were fully depreciated.

     General and administrative expense for the nine months of fiscal year 2001 was $69,000 compared to the $66,000 in the nine months of fiscal year 2000. The insurance expense increased by $3,000 in fiscal year 2001.

     Interest expense for the nine months of fiscal year 2001 of $501,000 was $35,000 (7%) lower than that reported in the nine months of fiscal year 2000. The decrease is due to lower outstanding debt and the continuous principal payment throughout the year.

     Other income for the nine months of fiscal year 2001 was $188,000. The Company received additional proceeds from VDOT for the condemnation of the properties and recorded interest income on the restricted cash that was set aside for the construction of the parking garage.

     Income tax expense for the nine months of fiscal year 2001 was $267,000 compared to tax benefit of $362,000 for the nine months of fiscal year 2000. Due to the stable profitability and the solidified rent rolls, the Company reversed $514,000 tax valuation allowance in the second quarter of fiscal year 2000.

     Preferred stock dividends for the nine months of fiscal year
2001 and 2000 were at the contractually fixed level of $59,000.

     The net income applicable to common stock for the nine months of fiscal year 2001 was $375,000, compared to the net income of $703,000 for the same period last year. The decrease in earnings is primarily attributable to the tax benefit recorded in fiscal year 2000. Without the $514,000 tax benefit as mentioned above, the net income applicable to common stock for the nine months of prior year was $189,000. The improved earnings in fiscal year 2001 are attributable to higher real estate rental income, lower interest expense offset by higher real estate's expenses and interest income on the restricted cash as part of the property taken from VDOT as mentioned earlier.

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations (continued)

Liquidity and Capital Resources
-------------------------------

     Cash flow provided by operating activities was $802,000 for the nine months of fiscal year 2001 compared to the $508,000 for the same period last year. Decrease in net income was offset by increase in deferred tax provision which resulted in higher net cash provided by operating activities. During the nine months of fiscal year 2001, Sarnia paid $394,000 for mortgage principal and $59,000 for preferred stock dividends.

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

     Sarnia expects that it will require $180,000 for capital expenditures to be made during fiscal year 2001. Approximately $150,000 of the $180,000 will be used for remodeling vacant space, and the remaining $30,000 will be used for other miscellaneous capital expenditures. Management believes that funds generated from operations should be sufficient to meet Sarnia's operating needs, including capital expenditures.

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

     During fiscal years 2000 and 2001, the Company received approximately $2,430,000 from VDOT for approximately 2.54 acres of Sarnia's property and easements. After thorough review of the proposal and advice of retained experts, the Company has decided to seek an increase in the amount of the VDOT compensation by negotiation. If unsuccessful, the Company will commence litigation to receive fair compensation.

     The Company recorded a gain on the condemnation of property of approximately $2,196,000 during fiscal year 2000. The proceeds of $2,475,000 from the condemnation are restricted by IDS for the purpose of correcting damage caused by the VDOT condemnation. The Company will be required to build a new parking garage for the 6850 building and an access road to the 6800 building. The Company estimates that it will cost approximately $3,700,000 to complete the project. The Company is in the process of awarding a design/build contract for the parking garage. The Company is seeking additional compensation from VDOT for the shortfall and is also seeking alternate financing sources in the event the Company is not successful with VDOT or if the timing of the construction is prior to settlement with VDOT.

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





Date: May 10, 2001
                                      12