Form 10-K
period 2001-06-30
SARNIA CORP
filed 2001-09-27
CIK 923021

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED                       COMMISSION FILE
             JUNE 30, 2001                                NO. 0-24108

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 7, 2001 was approximately $2,722,277.

           The number of shares of Common Stock outstanding as of September 1, 2001 was 4,572,545.

           The Exhibit Index is located on Pages 14 through 15 hereof.

                               ------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

         The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding cost controls and reductions, the expected annual rent escalations, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, the actions of the Virginia Department of Transportation, and the possibility of tenants continuing to or electing not to renew their leases or the Company's ability to attract new tenants. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and regional specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; failure to obtain additional compensation in a condemnation proceeding, and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

         Sarnia Corporation (Sarnia or the Company) is the owner and operator of commercial real estate. Its sole asset is an office park of approximately 15.76 acres located in Springfield, Virginia known as Versar Center. Sarnia was incorporated in Virginia on November 22, 1982 (under the name of Versar Virginia, Inc.) to acquire property for its then parent corporation, Versar, Inc. ("Versar"), in order to own, develop and manage the Versar Center complex. On June 30, 1994, Versar spun-off Sarnia to Versar's shareholders on the basis of one share of Sarnia common stock for every outstanding share of Versar common stock. Sarnia's common stock is now publicly traded on the over-the-counter market.

         Versar Center consists of two four-story office buildings: the 6850 Building (approximately 108,000 square feet) which was constructed in 1982, and the 6800 Building (approximately 110,000 square feet) which was constructed in 1986. Since 1996, the interior of the 6850 Building has been extensively reconditioned and upgraded. At the end of June 2001, the 6850 Building was 95% leased and the 6800 Building was 97% leased. Versar and National Capital Preferred Provider Organization, Inc. (NCPPO) are the major tenants leasing approximately 82% of the 6850 Building and have leases which terminate in May 2009 and July 2005, respectively. Five major tenants, Cornet, C-Cubed Corporation, Chenanga Technology Services Corporation, the General Services Administration (GSA) and Science Applications International Corporation (SAIC) lease approximately 80% of the 6800 Building and have leases which terminate between February 2004 and June 2006.

         In the third quarter of fiscal year 2000, the Company received an offer from the Virginia Department of Transportation (VDOT) of approximately $2,300,000 for approximately 2.54 acres of Sarnia's property and easements. After thorough review of the proposal and advice of retained experts, the Company rejected the VDOT offer. As a matter of law, VDOT took legal possession of the property under eminent domain. However, the Company has not agreed to the damage assessed by VDOT and the Company is seeking additional compensation through negotiation with VDOT. If unsuccessful, the Company will commence litigation to receive fair compensation.

         The Company recorded a gain on the condemnation of property of approximately $2,196,000 during fiscal year 2000. The use of the proceeds of $2,501,000 from the condemnation is restricted by the first mortgage with I.D.S. Life Insurance Company (IDS) for the purpose of correcting damage caused by the VDOT condemnation. The Company will be required to build a new parking garage and access road to the 6800 building. The Company currently estimates that it will cost approximately $4,000,000 to complete the project. The Company has entered into a design/build contract with Versar Global Solutions, Inc. to design and construct the parking garage. The Company is seeking additional compensation from VDOT for the shortfall, as discussed above, and is also seeking alternate financing sources in the event the Company is not successful with VDOT or if the timing of the construction is prior to settlement with VDOT.

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

         Fairfax County, in which Versar Center is located, has experienced growth in terms of residential, commercial and industrial development. In the past four years, the regional economy, especially in Northern Virginia and Fairfax County has become robust. That growth, combined with the past lack of new buildings under construction, had led to an increase in occupancy and generally higher rentals for vacant or renewed office space. Recently, new construction has increased in the area. This construction coupled with the slow down in growth of technology companies has resulted in considerately softening of the local real estate rental market.

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

OPERATING DATA

         The occupancy rate for the 6850 Building for fiscal years 2001 through 1997 was 95%, 98%, 98%, 98% and 98%, respectively. The occupancy rate for the 6800 Building for fiscal years 2001 through 1997 was 97%, 88%, 89%, 100% and 97%, respectively.

         The principal tenants in the 6850 Building and the 6800 Building are as follows: environmental consultants, government agencies, government contractors, computer software assembly firm, health care provider organization and various other service businesses. Versar and NCPPO are the only tenants which occupy more than 10% of the total rentable space in the 6850 Building. Versar's principal business is environmental engineering and consulting, and NCPPO is a national health care services provider. Cornet, C-Cubed Corporation, Chenanga Technology Services Corporation and GSA each occupy more than 10% of the rentable space in the 6800 Building. The loss of any of these tenants, if not replaced on substantially similar terms, would have an adverse effect on Sarnia's results of operations and financial condition.

         Versar has lease agreements with Sarnia for 68,414 square feet of office space in the 6850 Building, and 520 square feet of storage space in the 6800 Building, at an aggregate annual rent of approximately $1,124,000. Both leases expire on May 31, 2009. The lease on the 6850 Building has an annual 2% escalation in rent costs. The lease on the 6800 Building is subject to 2% annual rent escalation. There are no renewal options in the leases.

         With respect to the 6850 Building, the average effective annual rental per square foot was $15.18, $15.36, $15.18, $14.60 and $14.02 for fiscal years 2001, 2000, 1999, 1998 and 1997, respectively. With respect to the 6800

Building, the average effective annual rental per square foot was $14.68, $13.35, $13.04, $13.13 and $12.60 for fiscal years 2001, 2000, 1999, 1998 and
1997, respectively. In addition, the average net rental rates per square foot for both buildings were $8.90, $8.49, $7.98, $7.40 and $7.01 for fiscal years 2001, 2000, 1999, 1998 and 1997, respectively. The net rental rates per square foot for Versar alone, as a significant tenant, were $8.81, $8.00, $8.43, $7.85 and $7.83 for fiscal years 2001, 2000, 1999, 1998 and 1997, respectively. The average effective annual rental per square foot is derived using annual rental income divided by occupied square feet. The net rental rate represents the difference between income per square foot and operating expense per square foot.

         The following table sets forth the schedule of the lease expirations for each of the eight years commencing with calendar year 2002:

                                                                               Percent of Gross
       Number of Tenants     Total Square                 Annual Rent                Rent
         Whose Leases        Feet Covered                 Represented             Represented
 Year     Will Expire          by Leases                   by Leases               by Leases
 ----  -----------------     ------------                 -----------          ----------------
2002           1                 1,375                    $   23,500                  0.8%
2003           1                 1,401                    $   18,000                  0.6%
2004           6                38,517                    $  642,000                 20.7%
2005           4                75,395                    $1,031,000                 33.3%
2006           2                17,153                    $  168,000                  5.4%
2007           -                  --                            --                    --
2008           -                  --                            --                    --
2009           3                74,134                    $1,216,000                 39.2%

         The following table sets forth information with respect to the 6850 Building and the 6800 Building regarding tax depreciation:

                        Original
                          Cost             Rate             Method                  Life
                      -------------        ----             ------                  ----
6850 Building         $   6,072,575        6.70%         Straight-line               15

Capitalized Interest  $     750,179                    Fully depreciated
(6850 Building)

Land                  $     559,710                 Land is nondepreciable

Leaseholds to         $     657,408        3.17%         Straight-line             31.5/39
6850 Building

6800 Building         $   8,325,674        5.26%             ACRS                    19
                                                         Straight-line

Capitalized Interest  $     584,179       10.00%         Straight-line               10
(6800 Building)

Leaseholds to         $   1,087,278        3.17%         Straight-line             31.5/39
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
6800 Building

         The real property tax rate is $1.23 per $100 of assessed value. Annual real property taxes for 2001 were approximately $104,000 and $120,000 for the 6850 Building and the 6800 Building, respectively.

EMPLOYEES

         At June 30, 2001, Sarnia employed four (4) full time and two (2) part time employees. Sarnia considers relations with its employees to be good. No employees are represented by labor unions.

EXECUTIVE OFFICERS AND DIRECTORS

         The current executive officers and directors of Sarnia, their ages as of September 1, 2001, their current offices or positions and their business experience for at least the past five years are set forth below.

Name                                    Age                       Business Experience
----                                    ---                       During Last Five Years
                                                                  and Other Information
                                                                  ----------------------
Charles I. Judkins, Jr.                 70                        PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                                  President and Chief Executive Officer
                                                                  from June 1994 to present; Retired former
                                                                  Senior Vice President of Versar from
                                                                  August 1992 to May  1993; Senior
                                                                  Vice President and Chief Financial
                                                                  Officer of Versar from July 1991 to
                                                                  August 1992.

Benjamin M. Rawls                       60                        CHAIRMAN OF THE BOARD
                                                                  Chairman of the Board since November
                                                                  1993, President of Versar from April 1991
                                                                  to November 1999 and Chief Executive
                                                                  Officer of Versar from April 1991 to
                                                                  June 2000.

Lawrence W. Sinnott                     39                        TREASURER
                                                                  Treasurer of Sarnia since May 1994, Chief
                                                                  Financial Officer and Treasurer of
                                                                  Versar from May 1994 to present;
                                                                  Treasurer and Controller of Versar from
                                                                  June 1992 to April 1994.

William G. Denbo                        58                        VICE PRESIDENT AND GENERAL MANAGER
                                                                  Maintenance Supervisor and general
                                                                  manager of Sarnia Corporation for the
                                                                  past five years.

Gerald T. Halpin                        78                        DIRECTOR
                                                                  President, WEST*GROUP Management
                                                                  LLC, a real estate development and
                                                                  construction firm and its predecessors,
                                                                  since 1962.

Name                                    Age                       Business Experience
----                                    ---                       During Last Five Years
                                                                  and Other Information
                                                                  ----------------------
Michael Markels, Jr.                    75                        DIRECTOR
                                                                  Chairman, President and CEO of Ocean
                                                                  Farming, Inc. since 1995.  Co-founder
                                                                  of Versar; Chairman Emeritus and Director
                                                                  of Versar; retired former Chairman of the
                                                                  Board of Versar from March 1991 to
                                                                  November 1993.

Thomas G. Hotz                          41                        DIRECTOR
                                                                  Partner, HMG Realty Advisors, since
                                                                  January 1, 1999; Partner, Magnum Capital
                                                                  Partners, L.L.C., September 1, 1996 through
                                                                  December 31, 1998; Managing Director of
                                                                  Julian J. Studley, Inc., a national real estate
                                                                  firm, from 1989 through 1996.

James N. Schwarz                        56                        DIRECTOR
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

ITEM 2.  PROPERTIES

         Versar Center is located at the east end of the 6900 block of Hechinger Drive in Springfield, Virginia, one-half mile northwest of the intersection of the Capital Beltway (I-495) and Shirley Highway (I-395). The 6800 Building and the 6850 Building, the two four-story office buildings in Versar Center, are located on a property encompassing 15.76 acres. The 6850 Building has approximately 108,000 rentable square feet, and the 6800 Building has approximately 110,000 rentable square feet. The property site is just inside the Capital Beltway, approximately 14.5 miles southwest of downtown Washington, D.C.

         Springfield is a major retail center with the Springfield Regional Mall, Springfield Plaza Shopping Center and other retail properties located within its boundaries. Major industrial parks are found on both sides of Shirley Highway inside the Capital Beltway. Springfield is generally considered a Class B office location.

         Versar Center is located in an I-5 zoning district, which is defined as a general industrial district; its permitted uses include the existing office use. Under existing zoning regulations, Sarnia could construct approximately 111,000 square feet of additional office space by right and up to an additional 258,000 square feet of office space by special exception.

         The 6800 Building and the 6850 Building are secured by a first deed of trust in favor of I.D.S. Life Insurance Company (IDS). Refer to Footnote D on Page F-8 for details.

         In connection with the improvements and expansion of the Springfield interchange highway system, the VDOT took approximately 2.54 acres of Sarnia's property. Also taken were additional easements for fire protection and water mains. The Company retained counsel and other professional assistance in determining the effect of such change on the property, its value to Sarnia and any actions which are required to maintain Versar Center as an attractive property to existing and prospective tenants.

         By law, VDOT is required to fairly compensate Sarnia for the property that it acquires, including any residual damages to the remaining property, either by negotiation or by exercise of its powers of eminent domain. Sarnia has employed the services of an expert real estate appraiser as well as a professional engineer to aid in the determination of the appropriate value of the acquisition and any adverse impact on the remainder of the property.

         In the third quarter of fiscal year 2000, the Company received an offer from VDOT for approximately $2,300,000 for approximately 2.54 acres of Sarnia's property and easements. After thorough review of the proposal and advice of retained experts, the Company rejected the VDOT offer. As a matter of law, VDOT took legal possession of the property under eminent domain, yet because the Company has not agreed to the damage assessed by VDOT, the Company is seeking additional compensation. The Company is seeking to increase the amount of the VDOT offer by negotiation. If unsuccessful, the Company will commence litigation to receive fair compensation.

ITEM 3.  LEGAL PROCEEDINGS

         Sarnia is not a party to any pending litigation or administrative proceedings, other than the VDOT condemnation described elsewhere in this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal year 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         At June 30, 2001, the Company had 699 stockholders of record, excluding stockholders whose shares were held in nominee name.

         The Company's common stock is traded on the over-the-counter market. There is no established public trading market for the Company's common stock and trades in the stock are sporadic. The quarterly high and low actual trade prices quoted by the NASDAQ Stock Market reflecting inter-dealer prices without adjustments for mark-ups, mark-downs, or commissions during fiscal years 2001 and 2000 are presented below.

  Fiscal Year                                               High             Low
  -----------                                               ----             ---
2001 4th Quarter...........................              $ 0.6200         $ 0.5200
     3rd Quarter...........................                0.6875           0.5500
     2nd Quarter...........................                0.6875           0.5700
     1st Quarter...........................                0.7500           0.5700

2000 4th Quarter...........................              $ 0.6500         $ 0.5800
     3rd Quarter...........................                0.6875           0.6000
     2nd Quarter...........................                0.7500           0.5700
     1st Quarter...........................                0.6875           0.4800


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

                                                                  Years Ended June 30,
                                  -----------------------------------------------------------------------------------
                                        2001             2000              1999             1998             1997
                                  ---------------   --------------   ---------------   --------------    ------------
                                                         (In thousands, except per share data)
Statement of Operations
  related data:

Real estate rental revenue          $   3,626        $    3,487        $   3,256        $    3,127        $   2,911

Net income                                585             2,206              259               149               84

Net income applicable
  to common stock                         506             2,127              180                70                5

Balance Sheet related data:

Total assets                           13,892            13,480           11,454            11,847           12,308

Short-term debt                           546               527              512               495              480
Long-term debt                          7,708             8,255            8,780             9,292            9,787
                                    ---------        ----------        ---------        ----------        ---------
Total debt                              8,254             8,782            9,292             9,787           10,267

Total stockholders' equity
  (deficit)                             2,091             1,585             (542)             (722)            (792)

Earnings per share information:

Net income per share
  applicable to common stock
  - diluted                         $    0.11        $     0.45        $    0.04        $     0.02        $      --

Weighted average number of
  shares outstanding - diluted          4,678             4,681            4,665             4,664            4,603
                                    =========        ==========        =========        ==========        =========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         The statements in this report that are forward-looking are based on current expectations, and actual results may differ materially. The forward-looking statements include those regarding cost controls and reductions, the expected annual rent escalations, the possible impact of current and future claims against the Company based upon negligence and other theories of liability, the actions of the Virginia Department of Transportation, and the possibility of tenants continuing to or electing not to renew their leases or the Company's ability to attract new tenants. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to, the possibilities that the demand for the Company's services may decline as a result of possible changes in general and regional specific economic conditions and the effects of competitive services and pricing; one or more current or future claims made against the Company may result in substantial liabilities; failure to obtain additional compensation in a condemnation proceeding, and such other risks and uncertainties as are described in reports and other documents filed by the Company from time to time with the Securities and Exchange Commission.

         Real estate revenue in fiscal year 2001 of $3,626,000 was $139,000 (4%) higher than the $3,487,000 of real estate revenue reported in fiscal year 2000. The increase in fiscal year 2001 was attributable to higher occupancy rate and rent escalations offset, in part, by a decrease in tenant requested services. Real estate revenue in fiscal year 2000 of $3,487,000 was $231,000 (7%) higher than the $3,256,000 of real estate revenue reported in 1999. The increase in fiscal year 2000 was due to rent escalations. The average occupancy rate for the two buildings in fiscal year 2001 and 2000 was 96% and 93%, respectively.

         Real estate expenses in fiscal year 2001 of $1,580,000 were $34,000 (2%) higher than the $1,546,000 of expense reported in fiscal year 2000. This increase was due to higher utility costs, legal expenses and real estate taxes offset, in part, by lower labor costs. Real estate expense in fiscal year 2000 of $1,546,000 was $124,000 (9%) higher than the $1,422,000 reported in fiscal year 1999. The increase was due to higher real estate taxes and legal expenses associated with the VDOT eminent domain taking in fiscal year 2000.

         Depreciation/amortization expenses in fiscal year 2001 were $561,000, a decrease of $15,000 (3%) when compared to fiscal year 2000. Depreciation/amortization expenses in fiscal year 2000 of $576,000 were $4,000 (1%) lower than depreciation/amortization expenses of $580,000 in fiscal year 1999. The decrease in fiscal year 2001 and 2000 was due to fully depreciated assets during the year that outpaced capital expenditures.

         General and administrative expenses were $93,000, $90,000 and $94,000 for fiscal years 2001, 2000 and 1999, respectively. General and administrative expenses consist of administrative services provided by Versar at a fixed annual fee of $36,000 (refer to Note B on page F-6) and property and general liability insurance. Fluctuations in insurance rates in the ordinary course caused the increase in fiscal year 2001 and the decrease in fiscal year 2000.

         In fiscal year 2000, the Company recorded a gain from the condemnation of property by VDOT in the amount of $2,196,000. (Refer to Note H on page F-10).

         Interest expense of $663,000 in fiscal year 2001 decreased by $47,000 (7%) when compared to fiscal year 2000. Interest expense of $710,000 in fiscal year 2000 was $32,000 (4%) lower compared to interest expense of $742,000 in fiscal year 1999. These decreases were due to the principal payments made in fiscal years 2001 and 2000.

         In fiscal year 2001, the Company recorded $214,000 interest income from the VDOT eminent domain compensation.

         Income tax expenses were $358,000, $555,000, and $159,000 for fiscal years 2001, 2000 and 1999, respectively. The increase in income tax expense in fiscal year 2000 was due to taxes recorded on the gain from the VDOT condemnation of a portion of the Company's property offset by the reversal of the $514,000 valuation allowance maintained in fiscal year 1999.

         Sarnia recorded $79,000 of preferred stock dividends in each of the fiscal years 2001, 2000 and 1999. Preferred stock dividends are paid quarterly, on the first day of March, June, September and December of each year.

        The net income applicable to common stock was $506,000 in fiscal year 2001 compared to net income applicable to common stock of $2,127,000 in fiscal year 2000. Net income in fiscal year 2000 would have been $350,000 not giving effect to the gain from the condemnation of property. The improvements in net income without consideration of the gain from condemnation of property, were attributable to the combination of higher rental revenue, controlled operating expenses, and lower interest expense in fiscal year 2001. The net income applicable to common stock in 2000 was $2,127,000, an increase of $1,947,000 over that reported in fiscal year 1999. The increase was attributable to the condemnation proceeds for a portion of the property.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow provided by operating activities was $1,252,000, $737,000 and $900,000 for fiscal years 2001, 2000 and 1999, respectively. The increase in cash flow in fiscal year 2001 was due to improved net income and increase in other liabilities offset by the increase in other assets. The decrease in fiscal year 2000 is due to an increase in brokerage commissions, which are amortized over the life of the lease and reduced rental deposits. Principal payments on the mortgages for fiscal years 2001, 2000 and 1999 were $528,000, $510,000 and $495,000, respectively.

         Sarnia has a first mortgage of $9 million with I.D.S. Life Insurance Company at the fixed rate of 7.75% that is being amortized over twenty-two years with a balloon payment due in February 2003. As of June 30, 2001, the outstanding balance on the loan was $7,954,000.

         Sarnia has a $1.5 million five year term loan with Bank of America. The loan is guaranteed by Versar, Inc. and bears interest at the five-year Treasury Rate plus three hundred (300) basis points per annum (currently 7.7%), but not to exceed 9% per annum. The note matures on June 30, 2002 with $300,000 principal payment per year starting July 1, 1997. As of June 30, 2001, the outstanding balance on the loan was $300,000.

         Management believes that funds generated from rents should be sufficient to meet Sarnia's operating needs.

         Sarnia expects that it will require approximately $4,000,000 for capital expenditures to be made during fiscal year 2002. It is anticipated that a majority of the expenditures will be used to construct a parking garage and access road due to the VDOT condemnation of a portion of the property.

         The use of the proceeds of $2,501,000 from the condemnation is restricted for the purpose of correcting damage caused by the condemnation by VDOT. The Company will be required to build a new parking garage and access road to the 6800 building. The Company estimates that it will cost approximately $4,000,000 to complete the project. The Company is seeking additional compensation from VDOT for the shortfall and is also seeking alternate financing sources in the event the Company is not successful with VDOT or if the timing of the construction is prior to settlement with VDOT. No assurance can be given that the Company will be successful with VDOT or that alternative sources of funding will be available on terms acceptable to the Company or at all.

IMPACT OF INFLATION

         Sarnia continually seeks to protect itself from the effects of inflation. The majority of its leases provide for annual increases based on fixed percentages or increases in the Consumer Price Index.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to interest rate risk and other relevant market risk is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data begin on page F-1 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item with respect to directors of the Company will be contained in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the Company's 2001 fiscal year and is incorporated herein by reference.

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

The information called for in Part III by:

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by these items is incorporated herein by reference to the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders which is expected to be filed with the Commission not later than 120 days after the end of the Company's 2001 fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)  Financial Statements:

         The financial statements and financial statement schedules of Sarnia Corporation are filed as part of this report and begin on page F-1.

                 a)   Report of Independent Public Accountants

                 b)   Balance Sheets as of June 30, 2001 and 2000

                 c) Statements of Operations for the Years Ended June 30, 2001, 2000 and 1999

                 d) Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended June 30, 2001, 2000 and 1999

                 e) Statements of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999

                 f)   Notes to Financial Statements

   (2)  Financial Statement Schedules:

                 There are no financial statement schedules applicable to the Company.

   (3)  Exhibits:

                 The exhibits to this Form 10-K are set forth in a separate
                 Exhibit Index which is included on page 14 of this report.

(B) Reports on Form 8-K

                 No reports were filed on Form 8-K during the Company's last quarter of fiscal year 2001.

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

   3.1        Articles of Incorporation of Sarnia Corporation, as amended..........................            (D)

   3.2        Bylaws of Sarnia Corporation ..................................................                  (A)

  10.5        Amended and Restated Office Lease, dated June 22, 1995, between the Registrant
              and Versar, Inc......................................................................            (C)

  10.6        Office Lease Agreement, dated October 28, 1994, between the Registrant and
              National Capital Preferred Provider Organization, Inc. ..............................            (C)

  10.7        Office Lease Agreement, dated October 28, 1994, between the Registrant and
              Integrated Behavioral Care, Inc. ....................................................            (C)

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

 10.11        Term Note, dated January 25, 1996, between the Registrant and The Riggs
              National Bank of Washington, D.C ....................................................            (D)

 10.12        Deed of Trust Note, dated January 25, 1996, between the Registrant and The
              Riggs National Bank of Washington, D.C ..............................................            (D)

 10.13        Preferred Stock Purchase Agreement, as amended.......................................            (D)

 10.14        Promissory Note, dated March 27, 1997, between the Registrant and the
              NationsBank N.A. ....................................................................            (E)

--------------------------------------------------------------------------------

(A) Incorporated by reference to similarly numbered exhibit to the Registrant's Form 10 Information Statement (Information Statement), effective June 30, 1994 (File No. 0-24108).

(B) Incorporated by reference to the similarly numbered exhibit to the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1994 (FY 1994 Form 10-K) filed with the Commission on September 27, 1994.

(C) Incorporated by reference to the similarly numbered exhibit to the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1995 (FY 1995 Form 10K) filed with the Commission on September 29, 1995.

(D) Incorporated by reference to the similarly numbered exhibit to the Registrant's Form 10-K Annual Report for the fiscal year ended June 30, 1996 (FY 1996 Form 10K) filed with the Commission on September 24, 1996.

(E) Incorporated by reference to the similarly numbered exhibit to the Registrant's form 10-K Annual Report for the fiscal year ended June 30, 1997 (FY 1997 Form 10K) filed with the Commission on September 18, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     SARNIA CORPORATION
                                                ---------------------------

                                                       (Registrant)


Date:  September 27, 2001                       /s/ CHARLES I. JUDKINS, JR.
                                                ---------------------------
                                                Charles I. Judkins, Jr.
                                                President & CEO


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

SIGNATURES                                         TITLE                                                DATE
----------                                         -----                                                ----

/s/ CHARLES I. JUDKINS, JR.
-------------------------------                    President & CEO                                      September 27, 2001
Charles I. Judkins, Jr.

/s/ BENJAMIN M. RAWLS
-------------------------------                    Chairman & Director                                  September 27, 2001
Benjamin M. Rawls

/s/ LAWRENCE W. SINNOTT
-------------------------------                    Treasurer and Principal                              September 27, 2001
Lawrence W. Sinnott                                Accounting Officer

/s/ MICHAEL MARKELS, JR.
-------------------------------                    Director                                             September 27, 2001
Michael Markels, Jr.

/s/ GERALD T. HALPIN
-------------------------------                    Director                                             September 27, 2001
Gerald T. Halpin

/s/ THOMAS G. HOTZ
-------------------------------                    Director                                             September 27, 2001
Thomas G. Hotz

/s/ JAMES N. SCHWARZ
-------------------------------                    Director                                             September 27, 2001
James N. Schwarz

                    Report of Independent Public Accountants




To the Board of Directors and Stockholders of Sarnia Corporation:

We have audited the accompanying balance sheets of Sarnia Corporation (a Virginia corporation) as of June 30, 2001 and 2000, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the three years ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sarnia Corporation as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the three years ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.


                                            /s/ ARTHUR ANDERSEN LLP
                                            ------------------------------------
                                            Arthur Andersen LLP


Vienna, Virginia
August 16, 2001

                               SARNIA CORPORATION
                                 BALANCE SHEETS

                                                                                June 30,
                                                                       ----------------------------
                                                                          2001             2000
                                                                       ----------       -----------
                                                                              (In thousands)
ASSETS
    Property and equipment...........................                  $  18,183        $   17,865
    Accumulated depreciation/amortization............                     (7,822)           (7,322)
                                                                       ----------       -----------
                                                                          10,361            10,543

    Cash ............................................                        148               172
    Restricted cash..................................                      2,501             2,287
    Rents and other receivables, net.................                        123                69
    Prepaid expenses and other assets................                        544               331
    Construction in progress.........................                        215                78
                                                                       ----------       -----------

         Total assets................................                  $  13,892        $   13,480
                                                                       ==========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Mortgages........................................                  $   8,254        $    8,782
    Accounts payable.................................                        122                35
    Accrued salaries.................................                         28                23
    Deferred income taxes............................                      2,645             2,509
    Tenant security deposits.........................                        149               158
    Other liabilities................................                        603               388
                                                                       ----------       -----------
         Total liabilities...........................                     11,801            11,895
                                                                       ----------       -----------

    Commitments and contingencies

    Stockholders' Equity
       Preferred stock, $25 par value; Series A
         cumulative convertible; 1,000,000 shares
         authorized; 30,000 shares issued and
         outstanding at June 30, 2001 and June 30,
         2000........................................                        750               750
       Common stock, no par value; 20,000,000 shares
         authorized at June 30, 2001 and 2000;
         4,572,545 shares issued and outstanding
         at June 30, 2001 and 2000...................                        ---               ---
       Accumulated equity............................                      1,341               835
                                                                       ----------       -----------

         Total stockholders' equity..................                      2,091             1,585
                                                                       ----------       -----------

         Total liabilities and
             stockholders' equity....................                  $  13,892        $   13,480
                                                                       ==========       ===========


   The accompanying notes are an integral part of these financial statements.

                               SARNIA CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                 Years Ended June 30,
                                                    ----------------------------------------------
                                                        2001               2000            1999
                                                    -----------        -----------      ----------
                                                        (In thousands, except per share data)
Real estate rental revenue..................         $  3,626          $  3,487         $   3,256
Real estate expenses........................            1,580             1,546             1,422
                                                     ---------         ---------        ----------
                                                        2,046             1,941             1,834

Depreciation/amortization...................              561               576               580
General and administrative..................               93                90                94
Gain from condemnation of property..........              ---            (2,196)              ---
                                                     ---------         ---------        ----------
Income from real estate.....................            1,392             3,471             1,160

Interest expense............................              663               710               742

Interest income on restricted cash..........             (214)               ---              ---
                                                     ---------         ---------        ----------

Net income before income taxes..............              943             2,761               418

Income tax expense..........................              358               555               159
                                                     ---------         ---------        ----------

Net income..................................              585             2,206               259

Dividends on preferred stock................               79                79                79
                                                     ---------         ---------        ----------
Net income applicable to common
 stock......................................         $    506          $  2,127         $     180
                                                     =========         =========        ==========

Net income per share applicable to
 common stock - basic.......................         $   0.11          $   0.47         $    0.04
                                                     =========         =========        ==========

Net income per share applicable to
  common stock - diluted....................         $   0.11          $   0.45         $    0.04
                                                     =========         =========        ==========

Weighted average number of
     shares outstanding - basic.............            4,573             4,573             4,573
                                                     =========         =========        ==========

Weighted average number of
     shares outstanding - diluted...........            4,678             4,681             4,665
                                                     =========         =========        ==========


   The accompanying notes are an integral part of these financial statements.

                               SARNIA CORPORATION
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                 Total
                                                                         Common Stock                            Stock-
                                                                  --------------------------    Accumulated      holders'
                                                    Preferred       Number of                     Equity         Equity
                                                      Stock          Shares         Amount       (Deficit)      (Deficit)
                                                   -----------    -----------    -----------    -----------    -----------

                                                                    Years Ended June 30, 2001, 2000, 1999
                                                   -----------------------------------------------------------------------
                                                                      (In thousands, except share data)
Balance, June 30, 1998..................           $      750      4,572,545     $      ---     $   (1,472)    $     (722)

Net income..............................                  ---            ---            ---            259            259

Preferred stock dividends...............                  ---            ---            ---            (79)           (79)
                                                   -----------    -----------    -----------    -----------    -----------

Balance, June 30, 1999..................           $      750      4,572,545     $      ---     $   (1,292)    $     (542)
                                                   -----------    -----------    -----------    -----------    -----------

Net income..............................                  ---            ---            ---          2,206          2,206

Preferred stock dividends...............                  ---            ---            ---            (79)           (79)
                                                   -----------    -----------    -----------    -----------    -----------

Balance, June 30, 2000..................           $      750      4,572,545     $      ---     $      835     $    1,585
                                                   -----------    -----------    -----------    -----------    -----------

Net income..............................                  ---            ---            ---            585            585

Preferred stock dividends...............                  ---            ---            ---            (79)           (79)
                                                   -----------    -----------    -----------    -----------    -----------

Balance, June 30, 2001..................           $      750      4,572,545     $      ---     $    1,341     $    2,091
                                                   ===========    ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                               SARNIA CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                    Years Ended June 30,
                                                                       ----------------------------------------------
                                                                           2001             2000              1999
                                                                       -----------      -----------       -----------
Cash flow from operating activities                                                   (In thousands)
    Net income applicable to common stock............                  $     506       $    2,127         $     180
    Adjustments to reconcile net income
      applicable to common stock to net cash
      provided by operating activities
         Gain from VDOT condemnation.................                        ---           (2,196)              ---
         Depreciation/amortization...................                        561              576               580
         Deferred income taxes.......................                        136              495               159

         Preferred stock dividend accrued............                         79               79                79
         Provision for doubtful accounts receivable..                        ---               (3)                5
         (Increase) decrease in rents and other
           receivables...............................                        (54)             (43)               50
         Increase in prepaid expenses and other assets..                    (274)            (212)              (33)
         Increase (decrease) in accounts payable.....                         87               21               (18)
         Increase in accrued salaries................                          5                4                 1
         Increase (decrease) in other liabilities
           and security deposits.....................                        206             (111)             (103)
                                                                       ----------       ----------        ----------

Net cash provided by operating activities............                      1,252              737               900
                                                                       ----------       ----------        ----------

Cash flow from investing activities
    Restricted proceeds from VDOT condemnation.......                       (214)          (2,287)              ---
    Improvements to real estate......................                       (318)            (210)              (36)
    Construction in progress.........................                       (137)             (78)              ---
    Disposition of property and equipment............                        ---            2,287               ---
                                                                       ----------       ----------        ----------

Net cash used in investing activities................                       (669)            (288)              (36)
                                                                       ----------       ----------        ----------

Cash flow from financing activities
    Principal payments on debt.......................                       (528)            (510)             (495)
    Payment to Versar, net...........................                        ---              ---              (117)
    Payment of dividend on preferred stock...........                        (79)             (79)              (79)
                                                                       ----------       ----------        ----------

Net cash used in financing activities................                       (607)            (589)             (691)
                                                                       ----------       ----------        ----------

Net (decrease) increase in cash and cash
  equivalents........................................                        (24)            (140)              173
Cash and cash equivalents at beginning of period.....                        172              312               139
                                                                       ----------       ----------        ----------

Cash and cash equivalents at end of period...........                  $     148        $     172         $     312
                                                                       ==========       ==========        ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for
      Interest.......................................                  $     666        $     711         $     745
      Taxes..........................................                        180               20                 4


   The accompanying notes are an integral part of these financial statements.

                               SARNIA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE A  GENERAL INFORMATION

         Sarnia Corporation (the Company), formerly Versar Virginia, Inc., was a wholly-owned real estate subsidiary of Versar, Inc. (Versar) until June 30, 1994. The Company owns and operates the 6850 Building and the 6800 Building in Versar Center, Springfield, Virginia.

NOTE B  SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: These financial statements are presented using the accrual basis of accounting.

         Sarnia Corporation has a Master Corporate Services and Support Agreement with Versar. Certain general and administrative functions, including general management, treasury, financial service, legal, benefits and human resources administration, investor and public relations and information management are provided by Versar for a fixed fee of $36,000 per annum. Telephone expenses charged from Versar based on the number of extensions used by the Company and its tenants are included in real estate expenses. In March 2001, Sarnia obtained separate phone lines from the local carrier. Telephone expenses are recorded based on actual costs incurred.

Cash and cash equivalents: For purposes of these statements, cash and cash equivalents consist of government treasury bills and time deposits with a maturity of ninety days or less.

Rent and other receivables: It is the Company's policy to provide reserves for the collectibility of rents and other receivables when it is determined that it is probable that the Company will not collect all amounts due and the amount of reserve requirement can be reasonably estimated. Allowance for doubtful accounts were $7,076 and $7,447 for the fiscal years ended June 30, 2001 and 2000, respectively.

Construction in progress: Construction in progress is stated at cost. Interest, property taxes, and insurance are capitalized as property costs during periods in which activities necessary to get the property ready for its intended use are in progress. Indirect project costs including administrative costs, legal fees, and various office costs that directly relate to development are also capitalized. No depreciation is recorded while construction is in process.

Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition: Rental revenue is recognized based upon tenant lease agreements in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases". Provisions for any anticipated lease losses are made in the period that the losses become evident.

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

         The following is a reconciliation of weighted average shares outstanding for basic net income per share to diluted net income per share:

                                                                          Years Ended June 30,
                                                              --------------------------------------------
                                                                 2001              2000             1999
                                                              ---------         ---------        ---------
                                                                             (In thousands)
Weighted average shares outstanding
  for basic.............................                         4,573             4,573           4,573

Effect of assumed exercise of stock
  options...............................                           105               108              92
                                                               --------          --------        --------

Weighted average shares outstanding for
  diluted...............................                         4,678             4,681           4,665
                                                               ========          ========        ========

Income taxes: The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

Stock Options: The Company accounts for its stock option plan in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has made pro forma disclosures of net income and per share information as if the fair value based method had been applied. (See Note
E)

Classification: Certain prior year information has been reclassified to conform to current year presentation.

NOTE C  PROPERTY AND EQUIPMENT

                                  Estimated                                            June 30,
                                 Useful Life                               -----------------------------
                                   in Years                                   2001               2000
                               ----------------                            ----------        -----------
                                                                                  (In thousands)
Land...................               ---                                  $     560         $     560
Buildings..............               40                                      15,733            15,733
Equipment..............                5                                         146               146
Leasehold improvements.          Life of Lease                                 1,744             1,426
                                                                           ----------        ----------
                                                                              18,183            17,865
Accumulated depreciation
and amortization.......                                                       (7,822)           (7,322)
                                                                           ----------        ----------
                                                                           $  10,361         $  10,543
                                                                           ===========       ==========

                               SARNIA CORPORATION

         Depreciation and amortization of property and equipment included as expense in the accompanying Statements of Operations was $500,000, $530,000, and $525,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. Amortization of brokerage fees of $61,000, $46,000, and $55,000 were included in the Statements of Operations for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. Refer to Note H regarding partial condemnation of property.

         Maintenance and repair expenses (included in real estate expenses) approximated $190,000, $192,000 and $200,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

NOTE D  MORTGAGES

         On January 25, 1996, Sarnia obtained a first mortgage of $9 million with I.D.S. Life Insurance Company (IDS) at the fixed rate of 7.75% to be amortized over twenty-two years with a balloon payment due in February 2003. The I.D.S. mortgage is collateralized by the first deed of trust on the 6800 and 6850 buildings.

         Sarnia has a $1.5 million five-year term loan with Bank of America. The loan is guaranteed by Versar and bears interest at the five-year Treasury Rate plus three hundred (300) basis points per annum, but not to exceed 9% per annum. The note matures in five years with $300,000 principal payment per year starting July 1, 1997. The Company is in compliance with the financial covenants at June 30, 2001.

         Outstanding balances at June 30, are as follows:

                                                                                           June 30,
                                                                                -----------------------------
                                                                                     2001            2000
                                                                                ------------     ------------
                                                                                        (In thousands)
IDS mortgage . . . . . . . . . . . . . . . . . . . .                            $      7,954     $      8,182
Bank of America note . . . . . . . . . . . . . . . .                                     300              600
                                                                                -------------    -------------
  Total debt . . . . . . . . . . . . . . . . . . . .                            $      8,254     $      8,782
                                                                                =============    =============

   Maturity of the loans is as follows:

              Years Ending June 30,                                                         Amount
              ---------------------                                                         ------
                                                                                        (In thousands)
              2002                                                                       $       546
              2003                                                                             7,708
                                                                                         ------------
                                                                                         $     8,254
                                                                                         ============

NOTE E  STOCK OPTIONS

         The Sarnia 1994 Stock Option Plan (the Plan) is compensatory in nature and provides employees of the Company and certain other persons an incentive to remain in the employment of the Company and encourages superior performance for the Company's benefit. The Company originally segregated 300,000 shares of stock for inclusion in the Plan, which was increased to 600,000 in 1998 after shareholder approval. Options to purchase an aggregate of 312,500 shares of common stock with exercise prices ranging from $0.1875 to $0.375 were granted.

        Fiscal Year                                           Shares Granted        Shares Exercisable
        -----------                                           --------------        ------------------
          1996                                                   262,005                 262,005
          1997                                                        --                      --
          1998                                                    50,000                  50,000

                               SARNIA CORPORATION

There have been no stock options granted since fiscal year 1999.

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

                                                                2001               2000                1999
                                                          --------------      --------------        ----------
                                                                 (In thousands, except per share data)
     Net Income:                        As Reported       $         506       $       2,127         $     180
                                        Pro Forma                   499               2,114               171

     Net Income Per Share - Basic:      As Reported       $        0.11       $        0.47         $    0.04
                                        Pro Forma                  0.11                0.45              0.04

     Net Income Per Share               As Reported       $        0.11       $        0.45         $    0.04
       - Diluted:                       Pro Forma                  0.11                0.45              0.04

         As permitted by SFAS No. 123, the fair value approach to valuing stock options used for pro forma presentation has not been applied to stock options granted prior to July 1, 1995. The compensation cost calculated under the fair value approach is recognized over the vesting period of the stock options.

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

NOTE G  INCOME TAXES

The provision for income taxes consists of the following:

                                                             Years Ended June 30,
                                                  ----------------------------------------
                                                     2001          2000             1999
                                                  ---------      ---------       ---------
                                                                    (In thousands)
                  Current
                   Federal                        $      222    $        60      $     ---
                   State                                 ---            ---            ---

                  Deferred
                   Federal                                79            329            134
                   State                                  57            166             25
                                                  -----------   ------------     ----------
                                                  $      358    $       555      $     159
                                                  ===========   ============     ==========

                               SARNIA CORPORATION

         At June 30, 2001, the Company had, for tax reporting purposes, approximately $302,000 of net operating loss carryforwards available to offset future taxable income through 2012.

Deferred tax (liabilities) assets are comprised of the following:

                                                                    June 30,
                                                        ------------------------------
                                                            2001              2000
                                                        --------------    ------------
                                                                  (In thousands)
Deferred tax liabilities
  Depreciation..........................                  $  (2,189)       $  (2,221)
  Other.................................                        (99)             (56)
  Condemnation of property..............                       (834)            (834)
Deferred tax assets
  Net operating loss carryforwards......                        115              486
  Alternative minimum tax credits.......                        282               60
  Other.................................                         80               56
                                                          ----------       ----------


Net deferred tax liabilities............                  $  (2,645)       $  (2,509)
                                                          ==========       ==========


The tax provision is composed of the following:

                                                                      Years Ended June 30,
                                                           -----------------------------------------
                                                              2001           2000            1999
                                                           ---------       ---------       --------
                                                                        (In thousands)
Expected provision at Federal statutory rate              $      301       $    939         $   142

Provision for State taxes, net of
Federal benefit.........................                          38            110              17

Other...................................                          19             20             ---

Reversal of valuation allowance.........                         ---           (514)            ---
                                                          -----------       --------        --------

Tax provision...........................                  $      358        $   555         $   159
                                                          ===========       ========        ========


NOTE H  COMMITMENTS AND CONTINGENCIES

         In connection with the improvement and expansion of the Springfield interchange highway system, the Virginia Department of Transportation (VDOT) has taken pursuant to eminent domain approximately 2.54 acres of Sarnia's property. In addition, VDOT took additional easements for fire protection and water mains. The Company retained counsel and other professional assistance in determining the effect of such change on the property, its value to Sarnia and any actions which are required to maintain Versar Center as an attractive property to existing and prospective tenants.

         By law, VDOT is required to pay fair market value for the property that it acquires and to pay for damages to the remaining property, either by negotiation or by exercise of its powers of eminent domain. Sarnia has

                               SARNIA CORPORATION
employed the services of an expert real estate appraiser as well as a professional engineer to aid in the determination of the appropriate value of the acquisition and any adverse impact on the remainder of the property.

         In the third quarter of fiscal year 2000, the Company received an offer from the VDOT for approximately $2,300,000 for approximately 2.54 acres of Sarnia's property and easements. After thorough review of the proposal and advice of retained experts, the Company rejected the VDOT offer. The Company is seeking to increase the amount of the VDOT offer by negotiation. If unsuccessful, the Company will commence litigation to receive fair compensation.

         In fiscal year 2000, the Company recorded a gain on the condemnation of property of approximately $2,196,000. The proceeds of $2,287,000 from the condemnation are restricted by IDS for the purpose of correcting damage caused by the VDOT condemnation. In fiscal year 2001, the Company recorded $214,000 of interest income on the restricted cash. Total restricted cash at June 30, 2001 was $2,501,000. The Company will build a new parking garage for the 6850 building and access road to the 6800 building. The Company estimates that it will cost approximately $4,000,000 to complete the project. The Company has entered into a design/build contract with Versar Global Solutions, Inc. to design and construct the parking garage. The Company is seeking additional compensation from VDOT for the shortfall and is also seeking alternate financing sources in the event the Company is not successful with VDOT or if the timing of the construction is prior to settlement with VDOT.

NOTE I  RENTAL UNDER OPERATING LEASES

         Leases between Sarnia and its tenants expire from 2001 to 2010. During the years ended June 30, 2001, 2000 and 1999, rentals to major tenants were as follows:

                                              Lease                   Years Ended June 30,
                                           Termination    -------------------------------------------
                                          By Fiscal Year      2001            2000             1999
                                          --------------      ----            ----             ----
                                                                         (In thousands)
Versar..................................      2009        $     1,124      $   1,115         $  1,115
General Services Administration.........      2004                180            183              191
RGE Engineering.........................      2000                 --            183              325
C-Cubed Corporation.....................      2005                214            187              166
NCPPO...................................      2006                378            357              350
Cornet..................................      2005                621            475              299

                               SARNIA CORPORATION

         Noncancellable leases provide for approximate minimum rental payments during each of the next five years as set forth below. Certain of the other rentals may increase in future years based on changes in the Consumer Price Index and other rental increase factors. At June 30, 2001, 96% of Sarnia's space was leased.

  Years Ending June 30,            Versar                Total
  ---------------------         -------------        --------------
                                           (In thousands)

         2002                   $       1,128        $        3,518
         2003                           1,151                 3,630
         2004                           1,174                 3,652
         2005                           1,197                 3,220
         2006                           1,221                 1,765
         Beyond 2006                    3,703                 4,128
                                -------------        --------------
                                $       9,574        $       19,913
                                =============        ==============

                               SARNIA CORPORATION

NOTE J  QUARTERLY FINANCIAL INFORMATION  (UNAUDITED)

         Quarterly financial information for fiscal years 2001 and 2000 is as follows (in thousands, except per share amounts):

                                                   Fiscal Year 2001                               Fiscal Year 2000
                                 ------------------------------------------------- -------------------------------------------------

   Quarter ending                   Jun 30       Mar 31       Dec 31      Sept 30     Jun 30       Mar 31       Dec 31      Sept 30
------------------------------   ------------ -----------  ------------ ---------- ------------ -----------  ------------ ----------
Real estate rental revenue..     $     960    $    900     $    929     $    837   $    929     $    863     $     850    $     845

Net income..................           151         235          101           98      1,444           79           593           90

Net income applicable to
  common stock..............           131         215           82           78      1,425           59           573           70

Net income per share
  applicable to common
  stock - diluted...........     $    0.03    $   0.05     $   0.02     $   0.02   $   0.31     $   0.01     $    0.12    $    0.02
                                 ==========   =========    =========    =========  =========    =========    ==========   ==========

Weighted average number of
  shares outstanding -
  diluted...................         4,675       4,679        4,678        4,679      4,681        4,688         4,694        4,667
                                 ==========   =========    =========    =========  =========    =========    ==========   ==========


Quarterly financial data may not equal annual totals due to rounding. Quarterly earnings per share data may not equal annual total due to fluctuations in common shares outstanding.