Form 10-K/A
period 2001-06-30
SARNIA CORP
filed 2001-10-26
CIK 923021

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

                         Commission File Number: 0-24108

                               SARNIA CORPORATION
             (Exact name of registrant as specified in its charter)

                                 NOT APPLICABLE
             (Former name of registrant if change since last report)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed as of September 7, 2001 was approximately $2,722,277.

The number of shares of Common Stock outstanding as of September 1, 2001 was 4,572,545.

Sarnia Corporation (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, (the "Original Report") in order to provide the information required by Part III of the Form 10-K (Items 10, except for Executive Officers which is included in Part I of the Original Report, 11, 12 and 13), which information was omitted from the Original Report as provided in General Instruction G(3) of the instructions to Form 10-K. This Amendment to the Original Report speaks as of the original date of filing of the Original Report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides a summary of the Company's directors as of September 1, 2001.

Name                       Age & Class              Business Experience and Other Information
----                       -----------              -----------------------------------------

Benjamin M. Rawls          60       III             Chairman of the Board of Sarnia Corporation
                           Term expires in 2002     since 1994; Chairman of the Board of Versar,
                                                    Inc. since 1993.  President of Versar from
                                                    April 1991 to November 1999; Chief Executive
                                                    Officer of Versar from April 1991 to June
                                                    2000; a director of Versar since 1991; and a
                                                    director of Sarnia since 1991.

James N. Schwarz           56       III             Partner, Patton Boggs LLP since September
                           Term Expires in 2002     1998; Partner, Ginsburg, Feldman and Bress
                                                    from 1996 to August 1998; Sr. Vice
                                                    President, General Counsel and Corporate
                                                    Secretary of Steuart Petroleum Company from
                                                    1991 to 1995; Director of the Company since
                                                    May 1996.

Michael Markels, Jr.       75       I               Chairman of the Board, President and Chief
                           Term Expires in 2003     Executive Officer of Ocean Farming, Inc.
                                                    since 1995; Co-founder of Versar, Inc.;
                                                    Director of Versar since 1969 and Chairman
                                                    Emeritus of Versar, Inc. since 1993.  A
                                                    director of Sarnia since 1982.

Thomas Hotz                41       I               Partner of HMG Realty Advisors since 1999;
                           Term Expires in 2003     Partner of Magnum Capital Partners, L.L.C.
                                                    from 1996 to 1999; Managing Director of
                                                    Julien J. Studley, Inc., a national real
                                                    estate firm, from 1989 to 1995.  A director
                                                    of Sarnia since June 1994.

Gerald T. Halpin           78       II              President of WEST*GROUP MANAGEMENT, LLC., a
                           Term Expires in 2001     real estate development and construction
                                                    firm, and its predecessor since 1962.  A
                                                    director of Sarnia since June 1994.

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

ITEM 11.  EXECUTIVE COMPENSATION

Cash Compensation

The following table sets forth information on compensation paid by Sarnia for services rendered in all capacities during the three fiscal years ended June 30, 2001, to its Chief Executive Officer, and the one other executive officer who received compensation (collectively, the "Named Executive Officers"). Two other executive officers, Lawrence W. Sinnott and Pamela J. John received no compensation from Sarnia.

                           SUMMARY COMPENSATION TABLE

                                                                                        Annual Compensation
--------------------------------------------------- --------------------------------------------------------------------------
                                                                                        Other Annual           All Other
            Name, Principal Position,                  Salary           Bonus           Compensation         Compensation
                 and Fiscal Year                          $               $                  $                     $
--------------------------------------------------- -------------- ---------------- --------------------- --------------------

Charles I. Judkins, Jr.
President and Chief Executive Officer
2001                                                 $52,000          $ 7,750            $ 0                   $   0
2000                                                  52,375            7,000              0                       0
1999                                                  41,429            6,000              0                       0

William G. Denbo
Vice President and General Manager
2001                                                 $72,500          $19,750            $ 0                   $ 855 (1)
2000                                                  72,500           17,400              0                     855 (1)
1999                                                  72,500           15,000              0                     855 (1)

(1) The amounts shown in this column for Mr. Denbo consist of payments for insurance premiums on term life insurance.

No stock options were granted during the fiscal year ended June 30, 2001.


                                   AGGREGATED OPTION/ SAR EXERCISES IN LAST FISCAL YEAR
                                               AND FY-END OPTION/ SAR VALUE
---------------------------------------------------------------------------------------------------------------------------
-------------------------------- ------------ ------------- ------------------------------ --------------------------------

                                                                Number of Securities
                                   Shares        Value         Underlying Unexercised           Value of Unexercised
                                 Acquired on    Realized       Options/SARs at 6/30/01              In-the-Money
             Name                 Exercise        ($)                    (#)                   Options/SARs at 6/30/01
                                     (#)                      Exercisable/Unexercisable     Exercisable/Unexercisable (1)
-------------------------------- ------------ ------------- ------------------------------ --------------------------------
Charles I. Judkins, Jr.               0           $ 0       50,000/0                       $  16,938/0
William G. Denbo                      0             0       45,000/5,000                      11,825/1,225
-------------------------------- ------------ ------------- ------------------------------ --------------------------------


(1) On June 27, 2001, the last trading day of fiscal year 2001, the closing price of the Company's common stock was $0.62.

Change in Control Agreements

On September 10, 1999, Sarnia entered into a Change-in-Control Severance Agreement with William G. Denbo, Vice President and General Manager for a period of sixteen and a half months which was subsequently extended by the Board of Directors for an additional 17 months until June 30, 2002. This Agreement provides that if there is a change in control of Sarnia (as defined in the agreement) and Mr. Denbo's employment is terminated without cause or he resigns because of certain circumstances (including demotion, salary reduction or relocation), he is entitled to twelve months salary, fringe benefits and incentive compensation due plus immediate vesting of all stock options.

Directors Compensation

Directors who are not employees of Sarnia are normally paid an annual fee of $1,000 plus an attendance fee of $500 for each meeting of the Board of Directors and its committees. In addition, under the Sarnia 1994 Stock Option Plan on each anniversary date of the plan (December 1), each director who is not an employee of the Company and who on such anniversary date is a member of the Board, is to be granted a non-qualified stock option with an exercise price equal to the then current fair market value to purchase either (1) 25,000 shares of common stock if such director has served at least one year on the Board and has not yet been awarded an option under the Plan provisions providing for option grants to non-employee directors, or (2) an option to purchase 500 shares of common stock if such director has already received an award under the Plan provisions providing for option grants to non-employee directors. All such options are fully vested and exercisable as of the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Based solely upon information made available to Sarnia, the following table sets forth the number of shares of common stock owned as of October 1, 2001 by (i) each director of Sarnia; (ii) each executive officer of Sarnia, and (iii) owner of more than five percent of Sarnia's outstanding common stock.


                                                                                           Shares or Common Stock
                                                                                             Beneficially Owned
                                                                                                   as of
           Individual or Group(1)                                                           October 1, 2001 (2)
           ----------------------                                                           -------------------
                                                                 Class and Number                 Percent
                                                                 ----------------                 -------

         Michael Markels, Jr. (3)                             Common           777,728                 16.9%
                                                             Preferred               0                     0

         Gerald T. Halpin (4)                                 Common           648,250                 12.5%
                                                             Preferred          10,000                 33.3%

         Thomas Hotz (5)                                      Common            50,500                  1.1%
                                                             Preferred               0                     0

         Benjamin M. Rawls (6)                                Common           301,537                  6.3%
                                                             Preferred           3,000                 10.0%

         Charles I. Judkins, Jr. (7)                          Common           325,514                  6.8%
                                                             Preferred           3,000                 10.0%

         William G. Denbo (8)                                 Common            48,738                  1.1%
                                                             Preferred               0                     0

         James N. Schwarz (9)                                 Common            25,000                     *
                                                             Preferred               0                     0

         Robert L. Durfee (10)                                Common           834,374                 17.5%
                                                             Preferred           3,000                 10.0%

         All directors and executive officers as a            Common         2,177,217                 36.3%
         group (9 persons)                                   Preferred          16,000                 63.3%

         Versar Inc. Employee Savings and Stock               Common           271,857                  5.9%
         Ownership Plan (11)                                 Preferred               0                     0

         *  Less than 1%

(1) The address for each holder of 5% or more of Sarnia's outstanding common stock is 6850 Versar Center, Springfield, Virginia, 22151 unless otherwise noted.

(2) For the purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days of October 1, 2001.

(3) Includes 331,500 shares owned by adult children of Dr. Markels as to which he shares voting and investment power and 25,000 shares which Dr. Markels has the right to acquire upon the exercise of options. Dr. Markels is a Trustee of the Versar Employee Savings and Stock Ownership Plan (the "ESSOP") and as such he has shared voting and investment power over 271,857 shares, none of which are included in the above table. Dr. Markels disclaims beneficial ownership of the shares held by the Versar ESSOP.

(4) Mr. Halpin's address is 1600 Anderson Road, McClain, Virginia 22102. Includes 625,000 shares Mr. Halpin has the right to acquire upon conversion of shares of the Company's preferred stock. These shares are held in the name of the Pine Associates and the Granite Group, for which Mr. Halpin is a 10% owner and managing general partner and has the power to vote and dispose of these securities.

(5) Includes 25,000 shares which Mr. Hotz has the right to acquire upon the exercise of options.

(6) Includes 50,000 shares Mr. Rawls has the right to acquire upon the exercise of options and 187,500 shares Mr. Rawls has the right to acquire upon the conversion of shares of the Company's preferred stock. Mr. Rawls is a Trustee of the Versar ESSOP and as such he has shared voting and investment power over 271,857 shares, none of which are included in the above table. Mr. Rawls disclaims beneficial ownership of the shares held by the Versar ESSOP.

(7) Includes 50,000 shares Mr. Judkins has the right to acquire upon the exercise of options and 187,500 shares Mr. Judkins has the right to acquire upon the conversion of shares of the Company's preferred stock.

(8) Includes 45,000 shares Mr. Denbo has the right to acquire upon the exercise of options.

(9) Includes 25,000 shares Mr. Schwarz has the right to acquire upon the exercise of options.

(10) Includes 34,000 shares owned by the adult children of Dr. Durfee as to which he has voting and investment power and 187,500 shares Dr. Durfee has the right to acquire upon conversion of shares of preferred stock.

(11) The common stock held by the Versar ESSOP is allocated to individual ESSOP participants' accounts and is voted by the trustees. The ESSOP trustees have investment power over all shares of common stock held by the ESSOP. The ESSOP trustees are Michael Markels, Jr., Benjamin M. Rawls and James C. Dobbs. Each disclaims beneficial ownership of the common stock held by the ESSOP. The information with respect to shares of common stock held by the ESSOP is based upon filings with the Securities and Exchange Commission and as reported by Sarnia's stock transfer agent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               SARNIA CORPORATION
                                                (Registrant)



                                               /s/ Charles I. Judkins, Jr.
                                               ----------------------------
                                               Charles I. Judkins, Jr.
                                               President & CEO



October 25, 2001