Form 10-Q
period 2001-09-30
SARNIA CORP
filed 2001-11-13
CIK 923021

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period
Ended    September 30, 2001           Commission File Number 0-24108
     ---------------------------                            --------

                             SARNIA CORPORATION
---------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        VIRGINIA                             54-1215366
-------------------------------   -----------------------------------
(State or other jurisdiction of  (I.R.S. Employer Identification No.)
 incorporation or organization)

    6850 Versar Center
    Springfield, Virginia                       22151
-------------------------------    ----------------------------------
(Address of principal executive              (Zip Code)
 offices)

Registrant's telephone number, including area code   (703) 642-6800
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

       Class of Common Stock        Outstanding at October 30, 2001
       ---------------------        -------------------------------
            no par value                  4,572,545 shares

                             SARNIA CORPORATION

                             INDEX TO FORM 10-Q

                                                                 PAGE
                                                                 ----

PART I - FINANCIAL INFORMATION

  ITEM 1 - Financial Statements

           Balance Sheets as of
           September 30, 2001 and June 30, 2001.                    3

           Statements of Operations for the Three-Month
           Periods Ended September 30, 2001 and 2000.               4

           Statements of Cash Flows
           for the Three-Month Periods Ended September 30,
           2001 and 2000.                                           5

           Notes to Financial Statements                          6-7

  ITEM 2 - Management's Discussion and Analysis
           of Financial Condition and Results of Operations      8-10


PART II - OTHER INFORMATION

  ITEM 1 - Legal Proceedings                                       10

  ITEM 6 - Exhibits and Reports on Form 8-K                        10

SIGNATURES                                                         11

                         SARNIA CORPORATION
                           BALANCE SHEETS
                           (In thousands)


                                             September 30,     June 30,
                                                 2001            2001
                                             -------------   -------------
                                              (Unaudited)
ASSETS
  Property and equipment . . . . . . . . .   $     17,777    $     18,183
  Accumulated depreciation/amortization. .         (7,522)         (7,822)
                                             -------------   -------------
                                                   10,255          10,361

  Cash . . . . . . . . . . . . . . . . . .             41             148
  Restricted cash. . . . . . . . . . . . .          2,522           2,501
  Rents and other receivables, net . . . .            146             123
  Prepaid expenses and other assets. . . .            577             544
  Construction in progress . . . . . . . .            266             215
                                             -------------   -------------
          Total assets . . . . . . . . . .   $     13,807    $     13,892
                                             =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Mortgages. . . . . . . . . . . . . . . .   $      8,119    $      8,254
  Accounts payable . . . . . . . . . . . .            103             122
  Accrued salaries . . . . . . . . . . . .             18              28
  Deferred income taxes. . . . . . . . . .          2,726           2,645
  Tenant security deposits . . . . . . . .            149             149
  Other liabilities. . . . . . . . . . . .            489             603
                                             -------------   -------------
          Total liabilities. . . . . . . .         11,604          11,801
                                             =============   =============

  Commitments and contingencies

  Stockholders' Equity
    Preferred stock, $25 par value;
    Series A cumulative convertible;
    1,000,000 shares authorized;
    30,000 shares issued and
    outstanding at September 30, 2001
    and June 30, 2001. . . . . . . . . . .            750             750
  Common stock, no par value; 20,000,000
    shares authorized at September 30, 2001
    and June 30, 2001; 4,572,545 shares
    issued and outstanding at September
    30, 2001 and June 30, 2001 . . . . . .            ---             ---
  Accumulated equity . . . . . . . . . . .          1,453           1,341
                                             -------------   -------------

          Total stockholders' equity . . .          2,203           2,091
                                             -------------   -------------

          Total liabilities and
            stockholders' equity . . . . .   $     13,807    $     13,892
                                             =============   =============

         The accompanying notes are an integral part of these financial statements.
                                        3

                               SARNIA CORPORATION
                           STATEMENTS OF OPERATIONS
               (Unaudited - in thousands, except per share amounts)


                                                For the Three-Month Periods
                                                     Ended September 30,
                                                ----------------------------
                                                     2001           2000
                                                -------------  -------------

Real estate rental revenue . . . . . . . . . .  $        912   $        837
Real estate expenses . . . . . . . . . . . . .           400            353
                                                -------------  -------------
                                                         512            484

Depreciation/amortization. . . . . . . . . . .           137            131
General and administrative . . . . . . . . . .            24             23
                                                -------------  -------------
Income from real estate. . . . . . . . . . . .           351            330

Interest expense . . . . . . . . . . . . . . .           159            171
Interest income on restricted cash . . . . . .           (21)           ---
                                                -------------  -------------

Net income before income taxes . . . . . . . .           213            159

Income taxes . . . . . . . . . . . . . . . . .            81             61
                                                -------------  -------------
Net income . . . . . . . . . . . . . . . . . .           132             98

Dividends on preferred stock . . . . . . . . .            20             20
                                                -------------  -------------
Net income applicable to common stock. . . . .  $        112   $         78
                                                =============  =============

Net income per share applicable to common
  stock - basic and diluted. . . . . . . . . .  $        .02   $        .02
                                                =============  =============

Weighted average number of
  shares outstanding - basic . . . . . . . . .         4,573          4,573
                                                =============  =============

Weighted average number of
  shares outstanding - diluted . . . . . . . .         4,690          4,679
                                                =============  =============


          The accompanying notes are an integral part of these financial statements.

                                SARNIA CORPORATION
                            STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                For the Three-Month Periods
                                                     Ended September 30,
                                                ----------------------------
                                                     2001           2000
                                                -------------  -------------

Cash flows from operating activities
  Net income applicable to common
  stock. . . . . . . . . . . . . . . . . . . .  $        112   $         78
  Adjustments to reconcile net income
   applicable to common stock to net cash
   provided by operating activities
    Depreciation/amortization. . . . . . . . .           137            131
    Deferred tax provision . . . . . . . . . .            81             61
    Preferred stock dividends accrued. . . . .            20             20
    Loss from sale of assets . . . . . . . . .             3            ---
    Restricted proceeds from VDOT
      condemnation . . . . . . . . . . . . . .           (21)           ---
    (Increase) decrease in rents and other
      receivables. . . . . . . . . . . . . . .           (23)            19
    Increase in prepaid and other assets . . .           (48)           (90)
    Decrease in accounts payable . . . . . . .           (19)           (10)
    Decrease in accrued salaries . . . . . . .           (10)            (1)
    Decrease in other liabilities. . . . . . .          (114)           (75)
                                                -------------  -------------

Net cash provided by operating activities. . .           118            133
                                                -------------  -------------

Cash flows from investing activities
  Improvements to real estate. . . . . . . . .           (19)           (11)
  Construction in progress . . . . . . . . . .           (51)           ---
                                                -------------  -------------

Net cash used in investing activities. . . . .           (70)           (11)

Cash flows from financing activities
  Mortgage principal payments. . . . . . . . .          (135)          (131)
  Payment of dividend on preferred stock . . .           (20)           (20)
                                                -------------  -------------

Net cash used in financing activities. . . . .          (155)          (151)
                                                -------------  -------------

Net decrease in cash . . . . . . . . . . . . .          (107)           (29)
Cash and cash equivalents at beginning of
  period . . . . . . . . . . . . . . . . . . .           148            172
                                                -------------  -------------

Cash and cash equivalents at end of period . .  $         41   $        143
                                                =============  =============

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
     Interest. . . . . . . . . . . . . . . . .  $        159   $        159
     Taxes . . . . . . . . . . . . . . . . . .  $         80   $         60


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

(B)  SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation: The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Sarnia Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2001 for additional information.

     The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of Management, the information reflects all adjustments necessary for a fair presentation of the Company's financial position as of September 30, 2001 and the results of operations for the three-month periods ended September 30, 2001 and 2000. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year.

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


                                         For the Three-Month
                                     Periods Ended September 30,
                                     ----------------------------
                                          2001          2000
                                     -------------  -------------

Weighted average common shares
  outstanding. . . . . . . . . . .      4,572,545      4,572,545

Assumed exercise of options
  (treasury stock method). . . . .        117,251        106,043
                                     -------------  -------------

                                        4,689,796      4,678,588
                                     =============  =============


     Income taxes: The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which mandates a liability method for computing deferred income taxes. Provisions for deferred income taxes are made in recognition of temporary differences between the book and tax bases of accounting. At June 30, 2001, the Company had approximately $2.6 million in deferred tax liabilities. Income tax expense is calculated on income before preferred dividends at an estimated annual effective rate of 38%.

(C) PROPOSED SALE OF SARNIA

     On October 5, 2001, the Company signed a definitive Agreement and Plan of Merger with Bresler & Reiner, Inc. providing for the acquisition of Sarnia Corporation by a wholly owned subsidiary of Bresler & Reiner, Inc. for approximately $20,000,000 in cash minus certain liabilities of Sarnia, which will be assumed by Bresler. Sarnia shareholders will receive cash for their shares of approximately $1.50 to $1.65 per share and Sarnia will become a wholly owned subsidiary of Bresler upon completion of the merger.

     Among other conditions, the Agreement and Plan of Merger is subject to the approval of Sarnia's stockholders. When the date for the special stockholders' meeting for consideration of the Agreement is set, a notice of the meeting and proxy statement will be mailed to Sarnia's stockholders. The Company currently anticipates that, if the Agreement and Plan of Merger is approved and the other conditions to closing are met, the closing will occur no later than January 15, 2002.

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations
---------------------

First Quarter Comparison for Fiscal Year 2002 and 2001
------------------------------------------------------

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

     Real estate rental revenue in the first quarter of fiscal year 2002 increased by $75,000 (9%) compared to the first quarter of fiscal year 2001. The increase is attributable to rent escalations and a higher occupancy rate.

     Real estate expenses in the first quarter of fiscal year 2002 increased by $47,000 (13%) compared to the first quarter of fiscal year 2001. The increase is due to higher real estate taxes as a result of a higher assessment of property value, higher legal expense related to the proposed sale of the Company and higher utility expenses during the normal course of operations.

     Depreciation/amortization expense of $137,000 for the first quarter of fiscal year 2002 increased by $6,000 (5%) compared to the $131,000 for the first quarter of fiscal year 2001. The increase was due to tenant build-outs constructed in the past nine months.

     General and administrative expense in the first quarter of fiscal year 2002 of $24,000 was $1,000 higher compared to expense of $23,000 for the first quarter of fiscal year 2001 due to slightly higher insurance expense.

     Interest expense for the first quarter of fiscal year 2002 was $12,000 (7%) lower than that reported in the first quarter of fiscal year 2001. The decrease is due to the principal payments made in the past year.

     In the first quarter of fiscal year 2002, the Company recorded $21,000 interest income from earnings received on compensation from the Virginia Department of Transportation
(VDOT) in eminent domain proceedings.

     Income taxes for the first quarter of fiscal year 2002 of $81,000 were higher than the income taxes of $61,000 recorded in the same period of last year due to higher earnings. The Company recorded income tax expense on earnings before preferred dividends at an effective rate of 38%.

     Preferred stock dividends were $20,000 in each of the first quarters of fiscal year 2002 and 2001.

     The net income applicable to common stock for the first quarter of fiscal year 2002 was $112,000 compared to the net income applicable to common stock of $78,000 in the same time last year. The improvement in earnings was attributable to higher real estate rental revenue, lower interest expenses offset in part by the increase in operating expenses and income taxes.

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
-------------------------------

     Cash flow provided by operating activities was $118,000 for the first quarter of fiscal year 2002 compared to the $133,000 for the same period last year. Decreases in other liabilities and increase in other receivables resulted in lower net cash provided by operating activities. During the first quarter of fiscal year 2002, Sarnia paid $135,000 for mortgage principal and $20,000 for preferred stock dividends.

     Sarnia has a first mortgage of $9 million with I.D.S. Life Insurance Company at the fixed rate of 7.75% which is being amortized over twenty-two years and with a balloon payment due in 2003. Sarnia also has a $1.5 million, five-year term loan with the Bank of America, which will be fully amortized in June 2002. The note is guaranteed by Versar, Inc. and bears interest at the five-year Treasury Rate plus three hundred (300) basis points per annum, but not to exceed 9% per annum. In addition, in 1995, Sarnia issued $750,000 of Series A Cumulative Convertible Preferred Stock to a group of private investors.

     As discussed below, Sarnia expects that it will have approximately $4,000,000 of capital expenditures during fiscal year 2002. It is anticipated that the expenditures will be used to construct a parking garage and access road due to the VDOT condemnation of a portion of Sarnia's property. Sarnia anticipates that these capital expenditures will be funded with proceeds received from VDOT. In addition, Sarnia has signed a letter of intent with Bresler & Reiner to finance the additional $1,500,000 required to build the parking garage. Management believes that funds generated from operations should be sufficient to meet Sarnia's operating needs.

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

     By law, VDOT is required to fairly compensate Sarnia for the property that it acquires, including any residual damages to the remaining property, either by negotiation or by exercise of its powers of eminent domain. Sarnia employed the services of an expert real estate appraiser as well as a professional engineer to aid in the determination of the appropriate value of the acquisition and any adverse impact on the remainder of the property.

     In the third quarter of fiscal year 2000, the Company received an offer from VDOT for approximately $2,300,000 for approximately 2.54 acres of Sarnia's property and easements. After thorough review of the proposal and advice of retained experts, the Company rejected the VDOT offer. As a matter of law, VDOT took legal possession of the property under eminent domain, yet because the Company has not agreed to the damage assessed by VDOT, it is seeking additional compensation. The Company is seeking to increase the amount of the VDOT offer by negotiation. If unsuccessful, the Company will commence litigation to receive fair compensation.

     The Company recorded a gain on the condemnation of property of approximately $2,196,000 during fiscal year 2000. The use of the proceeds of $2,522,000 including interest to date from the condemnation is restricted by the first mortgage with I.D.S. Life Insurance Company (IDS) for the purpose of correcting damage caused by the VDOT condemnation. The Company will be required to build a new parking garage and access road to the 6800 building. The Company currently estimates that it will cost approximately $4,000,000 to complete the project. The Company has signed a letter of intent with Bresler & Reiner to finance the shortfall of $1,500,000 should the negotiation with VDOT for additional compensation be unsuccessful. The Company has entered into a design/build contract with Versar Global Solutions, Inc. to design and construct the parking garage.

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)

Proposed Sale of Sarnia
-----------------------

     On October 5, 2001, the Company signed a definitive Agreement and Plan of Merger with Bresler & Reiner, Inc. providing for the acquisition of Sarnia Corporation by a wholly owned subsidiary of Bresler & Reiner, Inc. for approximately $20,000,000 in cash minus certain liabilities of Sarnia, which will be assumed by Bresler. Sarnia shareholders will receive cash for their shares of approximately $1.50 to $1.65 per share and Sarnia will become a wholly owned subsidiary of Bresler upon completion of the merger.

     Among other conditions, the Agreement and Plan of Merger is subject to the approval of Sarnia's stockholders. When the date for the special stockholders' meeting for consideration of the Agreement is set, a notice of the meeting and proxy statement will be mailed to Sarnia's stockholders. The Company currently anticipates that, if the Agreement and Plan of Merger is approved and the other conditions to closing are met, the closing will occur no later than January 15, 2002.

     There can be no assurance that the Agreement and Plan of Merger will be approved by the Sarnia's stockholders, or that, if approved, the other conditions to consummation of the merger set forth in the Agreement and Plan of Merger can be satisfied. If these events occur, it is estimated that all stockholders would receive approximately $1.40 to $1.50 per share upon closing and approximately $.10 to $.15 per share one year from closing.

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

Item 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits
	          Agreement and Plan of Merger by and among Sarnia Corporation, Bresler & Reiner, Inc. and B&R Acquisition, Inc.
dated October 5, 2001.

     (b)  Reports on Form 8-K
      	    Form 8-K which provided details on the Company
		    signing a definitive Agreement and Plan of Merger
                with Bresler & Reiner, Inc. providing for the acquisition of Sarnia Corporation by a wholly owned subsidiary of Bresler & Reiner, Inc. was filed on October 5, 2001.

     (c)   Report on Form 10-K/A
                Form 10-K/A which provided information required by Part III of the Form 10-K (Items 10, except for Executive Officers which is included in
                Part I of the Original Report, 11, 12, and 13), which information was omitted from the Original Report as provided in General Instruction G(3) of the instructions to Form 10-K and was filed on October 26, 2001. This Amendment to the Original Report speaks as of the original date of filing of the Original Report.

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






                                            SARNIA CORPORATION
                                       ---------------------------
                                               (Registrant)






                                  By:   /S/ Charles I. Judkins, Jr.,
                                     -------------------------------
                                     Charles I. Judkins, Jr.,
                                     President and Chief
                                     Executive Officer
                                     (duly authorized officer and
                                     Principal Financial Officer)



Date:  November 12, 2001